Form 10-Q
period 1995-09-30
COMPUTER INTEGRATION CORP
filed 1995-11-14
CIK 820735

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from             to
                                     -------------  --------------

                        Commission File Number: 0-20732

                           COMPUTER INTEGRATION CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                              65-0506623
        --------                                              ----------
(State of Incorporation)                              (I.R.S. Employer I.D. No.)


 7900 Glades Road, Boca Raton, Florida                            33434
 -------------------------------------                            -----
(Address of principal executive offices)                        (Zip Code)


        Registrant's telephone number, including area code: 407-482-6678


        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   x       No
    -----        -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes           No
    -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,915,000 shares of common stock outstanding as of November 1, 1995.


                   This report contains a total of 20 pages.
                     The Exhibit Index appears on page 16.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        The condensed, consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations; however, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's consolidated financial statements for the year ended June 30, 1995.

        The condensed, consolidated financial statements for the interim periods included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Registrant for the periods presented. The results of operations for interim periods should not be considered indicative of results to be expected for the full year.

                           Computer Integration Corp.
                                 and Subsidiary

                    Condensed Consolidated Balance Sheets



                                               SEPTEMBER 30,    JUNE 30,
                                                  1995            1995
                                              --------------------------
                                               (Unaudited)       (Note)
   Assets
   Current assets:
     Cash                                     $  3,083,935  $    797,678
     Accounts receivable, net                   70,653,577    31,355,179
     Inventory                                  23,073,282    11,547,902
     Deferred income taxes                         513,272       513,272
     Prepaid expenses                              346,856       353,688
                                              --------------------------
   Total current assets                         97,670,922    44,567,719


   Property and equipment, net                   2,280,802     1,693,723

   Other assets:
     Goodwill, net                              11,718,606     7,705,754
     Other                                       1,095,155       787,449
                                              --------------------------
   Total other assets                           12,813,761     8,493,203
                                              --------------------------
   Total assets                               $112,765,485  $ 54,754,645
                                              ==========================

     Continued on next page.

                           Computer Integration Corp.
                                 and Subsidiary

               Condensed Consolidated Balance Sheets (continued)


                                                   SEPTEMBER 30,      JUNE 30,
                                                      1995              1995
                                                   ----------------------------
                                                   (Unaudited)         (Note)
LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
  Notes payable                                    $ 16,534,345    $  9,920,603
  Accounts payable                                   47,166,497      22,829,019
  Accrued expenses                                    4,947,505       1,712,415
  Current portion of subordinated notes payable         730,161               -
  Current portion of capital lease obligations           23,140          34,655
  Other                                                 670,461         849,110
                                                   ----------------------------
Total current liabilities                            70,072,109      35,345,802

Noncurrent liabilities:
  Term note payable                                  27,500,000      12,500,000
  Subordinated notes payable, less current portion    3,010,000               -
  Capital lease obligations, less current portion         6,935           7,753
  Other                                                       -         310,260
                                                   ----------------------------
Total noncurrent liabilities                         30,516,935      12,818,013

Shareholders equity:
  Preferred stock, $.001 par value, total
    authorized 2,000,000 shares, issued and
    outstanding as follows:
      Series A, 9% cumulative, convertible,
        redeemable preferred stock; 40,000
        shares authorized, 19,250 issued and
        outstanding in both periods                          19              19
      Series C, 9% cumulative, convertible,
        redeemable preferred stock; 250 shares
        authorized, 125 issued and outstanding
        in both periods                                       -               -
  Common Stock, $.001 par value, authorized
    20,000,000 shares, issued and
    outstanding 6,915,000 and 6,400,000
    shares at September 30, 1995 and June
    30, 1995, respectively                                6,915           6,400
  Additional paid-in capital                          9,780,065       5,534,154
  Retained earnings                                   2,389,442       1,050,257
                                                   ----------------------------
Total shareholders equity                            12,176,441       6,590,830
                                                   ----------------------------
Total liabilities and shareholders equity          $112,765,485    $ 54,754,645
                                                   ============================


Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                         Computer Integration Corp.
                               and Subsidiary

           Condensed Consolidated Statements of Income (Unaudited)



                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30
                                            1995             1994
                                         ----------------------------
 Net sales                               $120,910,198    $ 48,004,747
 Cost of goods sold                       109,736,904      43,008,855
                                         ----------------------------
 Gross profit                              11,173,294       4,995,892

 Selling, general and administrative
  expenses:
  Salaries and benefits                     5,942,002       2,809,725
  Other selling and administrative            917,005         481,440
  Occupancy costs                             471,087         201,227
  Depreciation and amortization               391,620         238,625
                                         ----------------------------
                                            7,721,714       3,731,017
                                         ----------------------------
 Income from operations                     3,451,580       1,264,875
 Interest expense                           1,142,640         472,203
                                         ----------------------------
 Income before income taxes                 2,308,940         792,672
 Income taxes                                 969,755         320,000
                                         ----------------------------
 Net income                                 1,339,185         472,672
 Less required payments on convertible
  preferred stock                             (54,562)        (39,058)
                                         ----------------------------

 Income applicable to common stock       $  1,284,623    $    433,614
                                         ============================


Continued on next page.

                         Computer Integration Corp.
                               and Subsidiary

     Condensed Consolidated Statements of Income (Unaudited) (continued)

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30
                                              1995           1994
                                            ------------------------
Net income per share:
     Primary                                $      .18    $      .07
                                            ========================

     Fully diluted                          $      .16    $      .06
                                            ========================

Common shares and common share
 equivalents outstanding:
     Primary                                 7,133,864     6,415,227
                                            ========================

     Fully diluted                           8,403,864     7,403,923
                                            ========================

Pro forma net income per share after
 giving effect to four-for-five
 reverse stock split:
     Primary                                $      .23    $      .08
                                            ========================

     Fully diluted                          $      .20    $      .08
                                            ========================


Pro forma common shares and common
 share equivalents outstanding after
 giving effect to four-for-five
 reverse stock split:
     Primary                                 5,707,091     5,132,181
                                            ========================
     Fully diluted                           6,723,091     5,923,138
                                            ========================



See accompanying notes.

                         Computer Integration Corp.
                               and Subsidiary


                    Condensed Consolidated Statements of
                           Cash Flows (Unaudited)


                                                                                         THREE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                       1995               1994
                                                                                   -------------------------------
OPERATING ACTIVITIES
Net income                                                                         $ 1,339,185        $   472,672
Adjustments to reconcile net income to net cash provided
 (used) by operating activities:
 Depreciation and amortization                                                         391,620            238,760
 Changes in operating assets and liabilities, exclusive
  of effects from acquisitions:
    Accounts receivable                                                              1,474,971           (814,722)
    Inventory                                                                        4,526,968         (1,017,457)
    Prepaid expenses                                                                    74,053            (80,028)
    Other assets                                                                      (287,914)          (191,935)
    Accounts payable                                                                (5,160,045)           410,199
    Accrued expenses and other current liabilities                                   1,472,688         (1,431,751)
    Other noncurrent liabilities                                                      (310,260)           100,581
                                                                                   -------------------------------
Net cash provided (used) by operating activities                                     3,521,266         (2,313,681)

INVESTING ACTIVITIES
Purchase of net assets of Dataprint, Inc., net of cash
  acquired                                                                                   -            185,494
Acquisition of property and equipment                                                  (13,221)          (189,589)
                                                                                   -------------------------------
Net cash used in investing activities                                                  (13,221)            (4,095)

FINANCING ACTIVITIES
Proceeds from sale of preferred stock,                                                       -          1,898,697
 net of offering costs
Net (repayments) advances on line of credit                                         (1,189,616)         1,194,757

Principal payments on subordinated notes payable                                       (19,839)          (336,869)
Repayments of capital lease obligations                                                (12,333)           (23,542)
                                                                                   ------------------------------
Net cash (used) provided by financing activities                                    (1,221,788)         2,733,043
                                                                                   ------------------------------
Net increase in cash                                                                 2,286,257            415,267
Cash at beginning of period                                                            797,678            909,805
                                                                                   ------------------------------
Cash at end of period                                                              $ 3,083,935        $ 1,325,072
                                                                                   ==============================
SUPPLEMENTAL INFORMATION
Interest paid                                                                      $ 1,075,892        $   472,203
                                                                                   ==============================
Taxes paid                                                                         $   386,694        $   838,910
                                                                                   ==============================

See accompanying notes.

                          Computer Integration Corp.
                                and Subsidiary


                       Notes to Condensed Consolidated
                       Financial Statements (Unaudited)

                              September 30, 1995


1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Computer Integration Corp. (the "Company") and its wholly-owned operating subsidiary, CIC Systems, Inc. ("CICS"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for fiscal year 1996. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company s consolidated financial statements for the year ended June 30, 1995.

2. ACQUISITION

Effective July 1, 1995, the Company through CICS acquired substantially all of the assets and assumed all of the trade payables and certain other liabilities of Cedar Computer Center, Inc. ("Cedar"), an Iowa corporation, for a combination of cash, notes and securities of the Company. The purchase price for the net assets of Cedar and related acquisition costs consisted of approximately $9,820,327 in cash, $3,760,000 of subordinated promissory notes, $4,246,426 representing the fair value of the guaranteed price for 515,000 shares of the Company's Common Stock and other liabilities incurred of $1,124. The purchase price was determined by arms length negotiations between the sellers and the Company. The cash portion of the purchase price was obtained from a $70 million revolving credit facility from Congress Financial Corporation (New England).

                          Computer Integration Corp.
                                and Subsidiary

                       Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)





2. ACQUISITION (CONTINUED)


The total purchase price of $17,827,877 was allocated to assets acquired and liabilities assumed, based on their respective estimated fair values. The excess of the purchase price over the aggregate amount assigned to the identifiable net assets acquired was recorded as an intangible asset which will be amortized using the straight-line method over 20 years. The allocation of the purchase price is summarized as follows:


        Accounts receivable                                              $ 40,773,369
        Inventories                                                        16,052,348

        Furniture and office equipment                                        764,587
        Prepaid expenses                                                      155,598
        Accounts payable and accrued expenses                             (44,063,183)
                                                                         ------------
        Fair value of assets acquired, net of liabilities assumed          13,682,719

        Cost in excess of net assets acquired                               4,145,158
                                                                         ------------
                                                                         $ 17,827,877
                                                                         ============

The results of operations of Cedar have been included in the Company's condensed consolidated statement of income since the effective date of acquisition, July 1, 1995.


The following summarized unaudited pro forma results of operations for the period from July 1, 1994 through September 30, 1994 assume that the acquisition occurred on July 1, 1994.


             Sales                                  $111,002,749
             Net income                                  987,470
             Net income per common share                     .12


The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the combination been in effect on the date indicated or which may result in the future.


3. BORROWINGS

During July 1995, the Company's revolving line of credit was replaced by a $70,000,000 revolving line with its existing lender under terms and conditions similar to the existing agreement. Outstanding borrowings as of September 30, 1995 under such facility was $44,034,345. In addition to amounts outstanding, a $10,000,000 irrevocable letter of credit has been issued against the revolving line to a major supplier of the Company.

                          Computer Integration Corp.
                                and Subsidiary

                       Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)


3. BORROWINGS (CONTINUED)

In connection with the acquisition of Cedar, discussed in Note 2 above, subordinated promissory notes in the aggregate principal amount of approximately $3,510,000 and a short-term promissory note in the principal amount of $250,000 were issued to the seller. The subordinated promissory notes are payable in four annual installments of principal and interest at an interest rate of 7.25% per annum, commencing July 2, 1996 through July 2, 1999. The short-term promissory note is payable in six equal monthly installments of principal and interest at an interest rate of 10% per annum. The notes are subordinate and junior in right of payment to the prior payment of all indebtedness of CICS to its senior lenders, secured by a pledge of 15% of the issued and outstanding shares of common stock of CICS subject to the prior security interest of CICS' senior lenders and is guaranteed by the Company.


4. EARNINGS PER SHARE

Earnings per share has been restated to reflect a four-for-five reverse stock split which was approved by stockholders at the October 12, 1995 annual meeting, which reverse stock split will be effected only upon a subsequent determination of appropriateness by the Board of Directors.


5. SUBSEQUENT EVENT

At the October 12, 1995 annual stockholders meeting, the stockholders approved the following additional items:

- An increase in the number of authorized shares of capital stock from 12 million shares to 22 million shares, including an increase in the number of authorized shares of common stock from 10 million shares to 20 million shares.

- An amendment to the Company's 1994 Stock Option Plan (the "Plan") to (i) increase the total number of shares reserved for issuance under the Plan from 500,000 to 1,050,000 shares and (ii) modify the formula under the Plan to grant each nonemployee director a nonqualified option to purchase
   10,000 shares (compared to the present 5,000) of the Company's common stock upon election to the Board of Directors or one year anniversary of election and continued service on the Board.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL


        Computer Integration Corp. (the "Registrant") is one of the largest volume resellers of microcomputers, workstations and related products to large and medium-sized corporations, federal, state and local governmental entities and colleges and universities in the United States. The Registrant, through its wholly-owned subsidiary, CIC Systems, Inc. ("CIC"), distributes a broad range of microcomputer-related products from major hardware manufacturers and software developers such as Hewlett-Packard Company ("HP"), Compaq Computer Corporation, Sun Microsystems Computer Corporation, Toshiba America Information Systems, Inc., International Business Machines, Lexmark International, Epson America, Inc., NEC Technologies, Inc., 3COM, Inc., Canon Computer Systems, Inc., Novell, Inc. and Microsoft Corporation. The Registrant is one of the largest resellers of computer products manufactured by HP in the United States.

        The Registrant began operations in 1992 with the organization of CIC and acquired Copley Systems Corporation, a Massachusetts corporation in March 1993. The Registrant acquired all of the outstanding capital stock of Dataprint, Inc., a North Carolina corporation, effective July 1, 1994. Effective July 1, 1995, the Registrant acquired substantially all of the assets of Cedar Computer Center, Inc., an Iowa corporation ("Cedar"), which, at the time of the acquisition, was one of the largest dealers of HP computer products in the midwestern and western United States.

RESULTS OF OPERATIONS

        The Registrant's results of operations for the three months ended September 30, 1995 include the results of operations for Cedar for the entire period. However, since Cedar was acquired effective July 1, 1995, the results of operations for the three months ended September 30, 1995 are not, in all respects, comparable with the results of the similar period in 1994.

        Net sales for the three months ended September 30, 1995 (the "1995 Quarter") were $120,910,198 compared to $48,004,747 for the three months ended September 30, 1994 (the "1994 Quarter"), an increase of $72,905,451 or 152%. Sales by Cedar accounted for $64,048,256 of the increase in the 1995 Quarter and the balance of the increase was attributable to sales to new and existing customers.

        Gross profit increased to $11,173,294 in the 1995 Quarter from $4,995,892 in the 1994 Quarter. Of the total gross profit in the 1995 Quarter, $5,568,852 was attributable to Cedar and the balance of the increase was attributable to growth of existing operations. Gross profit margin declined to 9.2% in the 1995 Quarter compared to 10.4% in the 1994 Quarter. Approximately
 .7% of the total decline in gross profit margin, or 58% of such decrease, related to Cedar's operations. The balance of the decrease in gross profit margin primarily resulted from price reductions on hardware products brought about by competitive market pressures. These price reductions were proportionately in excess of reductions in product costs.

        Selling, general and administrative expenses ("SG&A") were $7,721,714 in the 1995 Quarter, compared to $3,731,017 in the 1994 Quarter, an increase of $3,990,697. Of this increase, $3,283,208 or 82.3% was directly attributable to expenses incurred by Cedar. As a percentage of net sales, SG&A decreased 17.9% to 6.39% primarily due to lower operating costs associated with Cedar.

        The primary component of the Registrant's SG&A expenses is salaries and benefits. Salaries and benefits were $5,942,002 in the 1995 Quarter, an increase of $3,132,277, or 111% over the 1994 Quarter. Approximately $800,000 of the increase in salaries and benefits in the 1995 Quarter, or 25.5%, related to increased salaries and benefits from existing operations (as a result of increased sales volume). The balance of the increase in salaries and benefits during the 1995 Quarter related to salaries and benefits paid to Cedar employees who were not employed by the Registrant in the 1994 Quarter. As a percentage of net sales, salaries and benefits decreased 16.9% to 4.9%.

        Occupancy costs consist of rent and related occupancy expenses for 37 facilities occupied by the Registrant and its operating divisions throughout the United States. In the 1995 Quarter, occupancy expense for all 37 facilities was $471,087 compared to $201,227 for nine facilities operating during the 1994 Quarter.

        Depreciation and amortization increased $152,995 to $391,620 for the 1995 Quarter. Depreciation and amortization directly related to Cedar was $50,257. The balance of the increase is attributable primarily to increased amortization of goodwill and debt issuance costs related to the acquisition of Cedar.

        Interest expense increased to $1,142,640 for the 1995 Quarter from $472,203 during the 1994 Quarter primarily as a result of increased outstanding indebtedness related to the acquisition of Cedar and increased carrying costs related to the increase in accounts receivable and inventory as a result of increased sales volume.

        As a result of the foregoing, the Registrant had net income of $1,339,185 in the 1995 Quarter compared to $472,672 in the 1994 Quarter. This represents an increase of $866,513 or 183% in the 1995 Quarter as compared to the 1994 Quarter.


        FINANCIAL CONDITION

        Primarily as a result of the acquisition of Cedar, the Registrant's total assets increased $58,010,840 to $112,765,485 as of September 30, 1995 compared to $54,754,645 as of June 30, 1995. Of that increase, $40,773,369 represented additional accounts receivable and $16,052,348 represented additional inventory acquired in the Cedar transaction. Goodwill associated with the Cedar acquisition increased total other assets by $4,145,158 from June 30, 1995 to September 30, 1995.

        Total current liabilities increased $34,726,307 to $70,072,109 as of September 30, 1995 from $35,345,802 at June 30, 1995, as a result of additional accounts payable and accrued expenses assumed in the amount of $44,063,183 which related to the operations of Cedar. Simultaneously with the closing of the Cedar Acquisition, Cedar's line of credit of approximately $9.4 million was paid off with proceeds from the long-term portion of the Company's Credit Facility (defined below).

The Registrant's total noncurrent liabilities increased to $30,516,935 as of September 30, 1995 from $12,818,013 at June 30, 1995, as a result of additional long-term debt of $15 million and the issuance of $3,510,000 of subordinated notes ($500,000 of which is classified in current liabilities) incurred in connection with the acquisition of Cedar.

        Additional paid in capital increased by $4,245,911 from June 30, 1995 to September 30, 1995, primarily as a result of the issuance of 515,000 shares of the Registrant's Common Stock in connection with the acquisition of Cedar. During the 1995 Quarter, retained earnings increased to $2,389,442 from $1,050,257 as a result of earnings from operations.

with the acquisition of Cedar. During the 1995 Quarter, retained earnings increased to $2,389,442 from $1,050,257 as a result of earnings from operations.


LIQUIDITY AND CAPITAL RESOURCES

        The Registrant has funded its operations to date primarily through cash flow from operations, the private sale of equity securities and borrowings under a revolving line of credit. As of September 30, 1995, the Registrant had cash of $3,083,935, net accounts receivable of $70,653,577, working capital of $27,598,813 and available funds under its Credit Facility of approximately $13,000,000.

        Cash provided by operating activities during the 1995 Quarter was $3,521,266. This source of cash was a direct result of increased net income and reductions in accounts receivable and inventory at a greater rate than corresponding reductions in accounts payable.

        Net cash used in investing activities for the 1995 Quarter was $13,221, which was related to the acquisition of office equipment. Financing activities for the 1995 Quarter used $1,221,788, primarily as a result of net repayments under the revolving line of credit.

        In connection with the July 1995 acquisition of substantially all of the net assets of Cedar, CIC and Congress Financial Corporation (New England) ("Congress") amended CIC's then existing revolving credit facility with Congress to provide increased available borrowings of up to $70 million (the "Credit Facility"). The Credit Facility is collateralized by CIC's accounts receivable and inventory and consists of a $27.5 million, 3-year term note and a $42.5 million revolving line of credit. Interest on the Credit Facility will accrue at 1% over the prime rate of interest (8.75% at September 30, 1995) of CoreStates Bank, N.A. The Credit Facility, which is used for inventory financing and working capital, will expire in July 1998, and will be automatically renewable for one year, at the option of Congress upon certain terms and conditions. The Credit Facility requires that CIC maintain, at all times, certain net worth and working capital levels and restricts acquisitions or dispositions of property and the payment of dividends by the Registrant and CIC. The Credit Facility is guaranteed by the Registrant.

        The Registrant believes that cash flow from the operations of CIC, and borrowings under the Credit Facility will provide sufficient cash to fund its operations and meet current obligations for the short term and the remainder of the fiscal year ending June 30, 1996. Should the Registrant expand its operations or make acquisitions that would require funds in addition to its existing liquid assets, cash flows or borrowings under its Credit Facility, it may have to seek additional debt or equity financing. There can be no assurance that the Registrant could obtain such financing or that such financing would be available on terms acceptable to the Registrant.

SUBSEQUENT EVENT

        At the Registrant's Annual Meeting of Stockholders held on October 12, 1995, the stockholders approved the following:

- An increase in the number of authorized shares of capital stock from 12 million shares to 22 million shares, including an increase in the number of authorized shares of Common Stock from 10 million to 20 million.

- Subject to determination by the Board of Directors that a reverse stock split is in the best interest of the Registrant and its stockholders, the stockholders approved a four-for-five reverse split of the Registrant's issued and outstanding shares of Common Stock.

-       An amendment to the Registrant's 1994 Stock Option Plan (the "Plan") to
        (i) increase the total number of shares reserved for issuance under the Plan from 500,000 to 1,050,000 shares, and (ii) modify the formula under the Plan to grant each non-employee director a nonqualified option to purchase 10,000 shares (compared to the present 5,000 shares) of the Registrant's Common Stock upon election to the Board of Directors or one year anniversary of election and continued service on the Board.

                     PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 11 - Statement Re:  Computation of Per Share Earnings

               Exhibit 27 - Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K

        During the period covered by this report, the Registrant filed one Current Report on Form 8-K, on July 11, 1995, to report Items 2, 5 and 7 with respect to events of July 1, 1995. No financial statements were included in that report.

        On September 11, 1995 the Company filed a Current Report on Form 8-K/A-1, dated September 8, 1995, amending the above-referenced Form 8-K and reporting Item 7. Included in the Form 8-K/A-1 were the following financial statements of Cedar Computer Center, Inc.:

               Report of Independent Auditors
               Balance Sheets as of June 30, 1995 and October 31, 1994 Statements of Income and Retained Earnings for the
                 Eight-Month Period ended June 30, 1995, the Year
                 Ended October 31, 1994, the Fifteen-Month Period
                 Ended October 31, 1993 and the Year Ended July 31, 1992
               Statement of Cash Flows for the Eight-Month Period
                 Ended June 30, 1995, the Year Ended October 31,
                 1994, the Fifteen-Month Period Ended October 31,
                 1993 and the Year Ended July 31, 1992
               Notes to Financial Statements

        In addition, the Pro Forma Combined Financial Statements (Unaudited) of the Registrant and Cedar Computer Center, Inc. as required by Article 11 of Regulation S-X, were included in the Form 8-K/A-1.

                      COMPUTER INTEGRATION CORP.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COMPUTER INTEGRATION CORP.
                                         -------------------------------------
                                         (Registrant)


November 13, 1995


                                         By JOHN CHISTE
                                            ----------------------------------
                                            John Chiste
                                            Chief Financial Officer
                                            (Principal Financial and Principal
                                            Accounting Officer)

                            EXHIBIT INDEX
                                                                    PAGE
                                                                    ----
Exhibit 11 - Statement Re:  Computation of Per Share Earnings        18

Exhibit 27 - Financial Data Schedule (for SEC use only)              20