Form 10-Q
period 1995-12-31
COMPUTER INTEGRATION CORP
filed 1996-02-20
CIK 820735

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________to__________

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

        Registrant's telephone number, including area code: 407-482-6678
                                                            ------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,915,000 shares of common stock outstanding as of February 1, 1996.


                   This report contains a total of __ pages.
                     The Exhibit Index appears on page __.

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

                           Computer Integration Corp.
                                 and Subsidiary

                     Condensed Consolidated Balance Sheets



                                                                            DECEMBER 31,      JUNE 30,
                                                                               1995             1995
                                                                        --------------------------------
                                                                           (Unaudited)        (Note)
ASSETS
Current assets:
  Cash                                                                  $    2,019,165     $     797,678
  Accounts receivable, net                                                  63,284,965        31,355,179
  Inventory                                                                 25,226,671        11,547,902
  Deferred income taxes                                                        564,298           513,272
  Prepaid expenses                                                             376,173           353,688
                                                                        --------------------------------
Total current assets                                                        91,471,272        44,567,719

Property and equipment, net                                                  2,636,926         1,693,723

Other assets:
  Goodwill, net                                                             12,738,577         7,705,754
  Other                                                                      1,274,161           787,449
                                                                        --------------------------------
Total other assets                                                          14,012,738         8,493,203
                                                                        --------------------------------
Total assets                                                            $  108,120,936     $  54,754,645
                                                                        ================================




Continued on next page.

                           Computer Integration Corp.
                                 and Subsidiary

               Condensed Consolidated Balance Sheets (continued)


                                                                           DECEMBER 31,        JUNE 30,
                                                                              1995              1995
                                                                         -------------------------------
                                                                           (Unaudited)         (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                         $  19,072,583      $  9,920,603
   Accounts payable                                                         38,874,099        22,829,019
   Accrued expenses                                                          7,269,341         1,712,415
   Current portion of subordinated notes payable                               302,440                 -
   Current portion of capital lease obligations                                 14,867            34,655
   Other                                                                       568,804           849,110
                                                                         -------------------------------
Total current liabilities                                                   66,102,134        35,345,802

Noncurrent liabilities:
   Term note payable                                                        27,500,000        12,500,000
   Subordinated notes payable, less current portion                          1,610,560                 -
   Capital lease obligations, less current portion                               3,978             7,753
   Other                                                                             -           310,260
                                                                         -------------------------------
Total noncurrent liabilities                                                29,114,538        12,818,013

Shareholders' equity:
   Preferred stock, $.001 par value, total authorized 200,000 shares, issued and outstanding as follows:
       Series A, 9% cumulative, convertible, redeemable
         preferred stock; 40,000 shares authorized, 19,250
         issued and outstanding in both periods                                     19                19
       Series C, 9% cumulative, convertible, redeemable
         preferred stock; 250 shares authorized, 125 issued
         and outstanding in both periods                                             -                 -
   Common Stock, $.001 par value, authorized 20,000,000
    shares, issued and outstanding 6,915,000 and 6,400,000
    shares at December 31, 1995 and June 30, 1995,
    respectively                                                                 6,915             6,400
   Additional paid-in capital                                                9,780,065         5,534,154
   Retained earnings                                                         3,117,265         1,050,257
                                                                         -------------------------------
Total shareholders' equity                                                  12,904,264         6,590,830
                                                                         -------------------------------
Total liabilities and shareholders' equity                               $ 108,120,936      $ 54,754,645
                                                                         ===============================

Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

            Condensed Consolidated Statements of Income (Unaudited)



                                                                            THREE MONTHS ENDED
                                                                               DECEMBER 31
                                                                         1995              1994
                                                                      ------------------------------
Net sales                                                             $111,798,748       $49,763,224
Cost of goods sold                                                     100,955,612        44,979,443
                                                                      ------------------------------
Gross profit                                                            10,843,136         4,783,781

Selling, general and administrative expenses:
   Salaries and benefits                                                 5,789,488         2,948,312
   Other selling and administrative                                      1,711,438           453,499
   Occupancy costs                                                         482,854           194,821
   Depreciation and amortization                                           429,975           294,181
                                                                      ------------------------------
                                                                         8,413,755         3,890,813
                                                                      ------------------------------
Income from operations                                                   2,429,381           892,968
Interest expense                                                         1,174,514           592,352
                                                                      ------------------------------
Income before income taxes                                               1,254,867           300,616
Income taxes                                                               527,044           126,000
                                                                      ------------------------------
Net income                                                                 727,823           174,616
Less required payments on convertible preferred stock                      (55,010)          (55,010)
                                                                      ------------------------------
Income applicable to common stock                                     $    672,813       $   119,606
                                                                      ==============================



Continued on next page.

                           Computer Integration Corp.
                                 and Subsidiary

      Condensed Consolidated Statements of Income (Unaudited) (continued)



                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31
                                                                            1995             1994
                                                                        -----------------------------
Net income per share:
  Primary                                                               $      .09         $      .02
                                                                        =============================
  Fully diluted                                                         $      .09         $      .02
                                                                        =============================
Common shares and common share
  equivalents outstanding:
     Primary                                                             7,150,107          6,415,540
                                                                        =============================
     Fully diluted                                                       8,420,107          7,685,540
                                                                        =============================
Pro forma net income per share after giving
effect to four-for-five reverse stock split:
    Primary                                                             $      .12         $      .02
                                                                        =============================
    Fully diluted                                                       $      .11         $      .03
                                                                        =============================
Pro forma common shares and common share
  equivalents outstanding after giving effect to
  four-for-five reverse stock split:
    Primary                                                              5,720,086          5,132,432
                                                                        =============================
    Fully diluted                                                        6,736,086          6,148,432
                                                                        =============================



See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

            Condensed Consolidated Statements of Income (Unaudited)



                                                                             SIX MONTHS ENDED
                                                                               DECEMBER 31
                                                                         1995               1994
                                                                      ------------------------------
Net sales                                                             $232,708,946       $97,767,971
Cost of goods sold                                                     210,692,516        87,988,298
                                                                      ------------------------------
Gross profit                                                            22,016,430         9,779,673

Selling, general and administrative expenses:
   Salaries and benefits                                                11,731,490         5,758,037
   Other selling and administrative                                      2,628,443           934,939
   Occupancy costs                                                         953,941           396,048
   Depreciation and amortization                                           821,595           532,806
                                                                      ------------------------------
                                                                        16,135,469         7,621,830
                                                                      ------------------------------
Income from operations                                                   5,880,961         2,157,843
Interest expense                                                         2,317,154         1,064,555
                                                                      ------------------------------
Income before income taxes                                               3,563,807         1,093,288
Income taxes                                                             1,496,799           446,000
                                                                      ------------------------------

Net income                                                               2,067,008           647,288
Less required payments on convertible preferred stock                     (110,020)          (94,069)
                                                                      ------------------------------
Income applicable to common stock                                     $  1,956,988       $   553,219
                                                                      ==============================



Continued on next page.

                           Computer Integration Corp.
                                 and Subsidiary

      Condensed Consolidated Statements of Income (Unaudited) (continued)



                                                                                 SIX MONTHS ENDED
                                                                                    DECEMBER 31
                                                                              1995              1994
                                                                        ---------------------------------
Net income per share:
  Primary                                                               $           .27     $         .09
                                                                        =================================
  Fully diluted                                                         $           .25     $         .09
                                                                        =================================
Common shares and common share
  equivalents outstanding:
     Primary                                                                  7,150,107         6,414,708
                                                                        =================================
     Fully diluted                                                            8,420,107         7,544,056
                                                                        =================================
Pro forma net income per share after giving
  effect to four-for-five reverse stock split:
    Primary                                                             $           .34     $         .11
                                                                        =================================
    Fully diluted                                                       $           .31     $         .11
                                                                        =================================
Pro forma common shares and common share
  equivalents outstanding after giving effect to
  four-for-five reverse stock split:
    Primary                                                                   5,720,086         5,131,766
                                                                        =================================
    Fully diluted                                                             6,736,086         6,035,245
                                                                        =================================


See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

                      Condensed Consolidated Statements of
                             Cash Flows (Unaudited)


                                                                               SIX MONTHS ENDED
                                                                                 DECEMBER 31
                                                                             1995            1994
                                                                          ---------------------------
OPERATING ACTIVITIES
Net income                                                               $ 2,067,008      $   647,288
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
     Depreciation and amortization                                           821,595          532,806
     Changes in operating assets and liabilities, exclusive
       of effects from acquisitions:
         Accounts receivable                                               7,393,347       (2,815,210)
         Inventory                                                         2,373,579        1,560,149
         Prepaid expenses                                                     44,736           (9,394)
         Other assets                                                       (634,013)        (195,030)
         Accounts payable                                                (13,452,443)         659,211
         Accrued expenses and other current liabilities                    2,340,041       (1,442,464)
         Other noncurrent liabilities                                       (310,260)          30,993
                                                                         ----------------------------
Net cash provided (used) by operating activities                             643,590       (1,031,651)

INVESTING ACTIVITIES
Issuance of note receivable                                                        -         (115,000)
Acquisition of property and equipment                                       (560,988)        (479,540)
Purchase of net assets of Dataprint, Inc., net of
  cash acquired
                                                                                   -          185,494
                                                                         ----------------------------
Net cash used in investing activities                                       (560,988)        (409,046)

FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of offering costs                       -        1,898,697
Net advances on line of credit                                             1,348,622          550,098
Principal payments on subordinated notes payable                            (186,174)        (647,842)
Repayments of capital lease obligations                                      (23,563)         (12,340)
                                                                         ----------------------------
Net cash provided by financing activities                                  1,138,885        1,788,613
                                                                         ----------------------------
Net increase in cash                                                       1,221,487          347,916
Cash at beginning of period                                                  797,678          909,805
                                                                         ----------------------------
Cash at end of period                                                    $ 2,019,165      $ 1,257,721
                                                                         ============================

SUPPLEMENTAL INFORMATION
Interest paid                                                            $ 2,260,601      $ 1,065,781
                                                                         ============================
Taxes paid                                                               $   502,614      $   865,298
                                                                         ============================


See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                               December 31, 1995

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Computer Integration Corp. (the "Company"), its wholly-owned operating subsidiary, CIC Systems, Inc. ("CICS"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the three and six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for fiscal year 1996. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended June 30, 1995.

2. ACQUISITION

Effective July 1, 1995, the Company through CICS acquired substantially all of the assets and assumed all of the trade payables and certain other liabilities of Cedar Computer Center, Inc. ("Cedar"), an Iowa corporation, for a combination of cash, notes and securities of the Company. The purchase price for the net assets of Cedar and related acquisition costs consisted of approximately $9,820,327 in cash, $3,760,000 of subordinated promissory notes, $4,246,426 representing the fair value of the guaranteed price for 412,000 shares of the Company's Common Stock and other liabilities incurred of $1,124. The purchase price was determined by arms length negotiations between the sellers and the Company. The cash portion of the purchase price was obtained from a $70 million revolving credit facility from Congress Financial Corporation (New England).

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

            Accounts receivable                                                $ 40,773,369
            Inventories                                                          16,052,348
            Furniture and office equipment                                          764,587
            Prepaid expenses                                                        155,598
            Accounts payable and accrued expenses                               (44,063,183)
                                                                               ------------
            Fair value of assets acquired, net of liabilities assumed            13,682,719
            Cost in excess of net assets acquired (goodwill)                      4,145,158
                                                                               ------------
                                                                               $ 17,827,877
                                                                               ============

The asset purchase agreement related to the acquisition of Cedar, provided for adjustment of the purchase price based on the ultimate realization of certain assets and the assumption of certain liabilities. As a result of such adjustments, the asset purchase agreement was amended to reflect a reduction of $2,025,016 in the net assets acquired and a corresponding reduction in the purchase price of $1,682,780. The subordinated seller notes were also reduced by $1,682,780 and related goodwill increased by $342,236.

At the time Cedar was acquired, management, with the approval of the Board of Directors, was assessing the activities conducted at Cedar to determine which functions, if any, were duplicative and should be eliminated. This assessment resulted in a plan to exit certain activities conducted at Cedar and resulted in an adjustment of the purchase price of $800,000, consisting of employee termination benefits of $311,000, write-off of assets no longer required of $200,000, lease termination payments of $52,000 and other costs associated with the facility closing of $237,000.

The results of operations of Cedar have been included in the Company's condensed consolidated statement of income since the effective date of acquisition, July 1, 1995.

                           Computer Integration Corp.
                                 and Subsidiary

                        Notes to Condensed Consolidated
                  Financial Statements (Unaudited) (continued)


2. ACQUISITION (CONTINUED)

The following summarized unaudited pro forma results of operations for the period from July 1, 1994 through December 31, 1994 assuming the acquisition occurred on July 1, 1994.

            Sales                                          $220,028,086
            Net income                                        1,955,636
            Net income per common share                             .30

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the combination been in effect on the date indicated or which may result in the future.

3. BORROWINGS

During July 1995, the Company's revolving line was replaced by a $70,000,000 revolving line of credit with its existing lender under terms and conditions similar to the existing agreement. Outstanding borrowings as of December 31, 1995 under such facility was $46,572,253. In addition to amounts outstanding, a $10 million irrevocable letter of credit has been issued against the revolving line to a major supplier of the Company.

In connection with the acquisition of Cedar, discussed in Note 2 above, subordinated promissory notes in the aggregate principal amount of approximately $1,913,000 and a short-term promissory note in the principal amount of $250,000 were issued to the seller. The subordinated promissory notes are payable in four annual installments of principal and interest at an interest rate of 7.25% per annum, commencing July 2, 1996 through July 2, 1999. The short-term promissory note was payable in six equal monthly installments of principal and interest at an interest rate of 10% per annum. Such note has been satisfied as of December 31, 1995. The notes are subordinate and junior in right of payment to the prior payment of all indebtedness of CICS to its senior lenders, secured by a pledge of 15% of the issued and outstanding shares of common stock of CICS subject to the prior security interest of CICSG senior lenders and is guaranteed by the Company.

4. EARNINGS PER SHARE

Earnings per share has been restated to reflect a four-for-five reverse stock split which was approved by stockholders at the October 12, 1995 annual meeting which will be effected only upon determination by the Board of Directors.

                           Computer Integration Corp.
                                 and Subsidiary

                        Notes to Condensed Consolidated
                  Financial Statements (Unaudited) (continued)


5. PRO FORMA SUPPLEMENTAL EARNINGS PER SHARE

The Company has filed a Registration Statement on Form S-1 to register shares and raise net proceeds of approximately 2,000,000 and $18,000,000, respectively. Earnings per share for the three and six months ended
December 31, 1995, assuming that a portion of the proceeds is used to repay approximately $13,000,000 under the Company's line of credit at the beginning of the period would be $.15 and $.41 on a primary basis and $.14 and $.36 on a fully diluted basis, respectively.

6. EQUITY TRANSACTIONS

At the October 12, 1995 annual stockholders meeting, the stockholders approved the following:

- An increase in the number of authorized shares of capital stock from 12,000,000 shares to 22,000,000 shares, including an increase in the number of authorized shares of common stock from 10,000,000 shares to 20,000,000 shares.

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

          The Registrant began operations in 1992 with the organization of CIC and acquired Copley Systems Corporation, a Massachusetts corporation in March 1993. The Registrant acquired all of the outstanding capital stock of Dataprint, Inc., a North Carolina corporation, effective July 1, 1994. Effective July 1, 1995, the Registrant acquired substantially all of the assets of Cedar Computer Center, Inc., an Iowa corporation ("Cedar") which, at the time of the acquisition, was one of the largest dealers of HP computer products in the midwestern and western United States.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

         The Registrant's results of operations for the three months ended December 31, 1995 include the results of operations for Cedar for the entire period. However, since Cedar was acquired effective July 1, 1995, the results of operations for the three months ended December 31, 1995 are not, in all respects, comparable with the results of the similar period in 1994.

         Net sales for the three months ended December 31, 1995 (the "1995 Quarter") were $111,798,748 compared to $49,763,224 for the three months ended December 31, 1994 (the "1994 Quarter"), an increase of $62,035,524 or 124.7%.
Sales by Cedar accounted for $49,472,690 of the increase in the 1995 Quarter while the balance of the increase was attributable to sales to new and existing customers.

         Gross profit increased to $10,843,136 in the 1995 Quarter from $4,783,781 in the 1994 Quarter. Of the total gross profit in the 1995 Quarter, $4,507,204 was attributable to Cedar and the balance of the increase was attributable to growth of existing operations. Gross profit margin increased slightly to 9.7% in the 1995 Quarter compared to 9.6% in the 1994 Quarter.

         Selling, general and administrative expenses ("SG&A") were $8,413,755 in the 1995 Quarter, compared to $3,890,813 in the 1994 Quarter, an increase of $4,522,942. Of this increase, $3,377,327 or 74.7% was directly attributable to expenses incurred by Cedar. As a percentage of net sales, SG&A decreased 3.8% to 7.5% primarily due to lower operating costs associated with Cedar.

         The primary component of the Registrant's SG&A expenses is salaries and benefits. Salaries and benefits were $5,789,488 in the 1995 Quarter, an increase of $2,841,176, or 96.4% over the 1994 Quarter.

Approximately $409,034 of the increase in salaries and benefits in the 1995 Quarter, or 14.4%, related to increased salaries and benefits from existing operations (as a result of increased sales volume). The balance of the increase in salaries and benefits during the 1995 Quarter related to salaries and benefits paid to Cedar employees who were not employed by the Registrant in the 1994 Quarter. As a percentage of net sales, salaries and benefits decreased 11.9% to 5.2%.

         Occupancy costs consist of rent and related occupancy expenses for 37 facilities occupied by the Registrant and its operating divisions throughout the United States. In the 1995 Quarter, occupancy expense for all 37 facilities was $482,854 compared to $194,821 for nine facilities operating during the 1994 Quarter.

         Depreciation and amortization increased $135,794 to $429,975 for the 1995 Quarter. Depreciation and amortization directly related to Cedar was $46,236. The balance of the increase is attributable primarily to increased amortization of goodwill and debt issuance costs related to the acquisition of Cedar.

         Interest expense increased to $1,174,514 for the 1995 Quarter from $592,352 during the 1994 Quarter primarily as a result of increased outstanding indebtedness related to the acquisition of Cedar and increased carrying costs related to the increase in accounts receivable and inventory as a result of increased sales volume.

         As a result of the foregoing, the Registrant had net income of $727,823 in the 1995 Quarter compared to $174,616 in the 1994 Quarter. This represents an increase of $553,207 or 316.8% in the 1995 Quarter as compared to the 1994 Quarter.


SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994


         The Registrant's results of operations for the six months ended December 31, 1995 include the results of operations for Cedar for the entire period. However, since Cedar was acquired effective July 1, 1995, the results of operations for the six months ended December 31, 1995 are not, in all respects, comparable with the results of the similar period in 1994.

         Net sales for the six months ended December 31, 1995 (the "1995 Half") were $232,708,946 compared to $97,767,971 for the six months ended December 31, 1994 (the "1994 Half"), an increase of $134,940,975 or 138.0%. Sales by Cedar accounted for $113,520,946 of the increase in the 1995 Half and the balance of the increase was attributable to sales to new and existing customers.

         Gross profit increased to $22,016,430 in the 1995 Half from $9,779,673 in the 1994 Half. Of the total gross profit in the 1995 Half, $10,076,056 was attributable to Cedar and the balance of the increase was attributable to growth of existing operations. Gross profit margin declined to 9.5% in the 1995 Half compared to 10.0% in the 1994 Half. While the gross profit margin remained at 10.0% for the Registrant's existing operations, the decrease for the 1995 Half is attributable to Cedar's operations which have historically operated at a lower gross profit margin then the Registrant.

         Selling, general and administrative expenses ("SG&A") were $16,135,469 in the 1995 Half, compared to $7,621,830 in the 1994 Half, an increase of $8,513,639.  Of this increase, $6,660,535 or

78.2% was directly attributable to expenses incurred by Cedar. As a percentage of net sales, SG&A decreased 11.5% to 6.9% primarily due to lower operating costs associated with Cedar.

         The primary component of the Registrant's SG&A expenses is salaries and benefits. Salaries and benefits were $11,731,490 in the 1995 Half, an increase of $5,973,453, or 103.7% over the 1994 Half. Approximately $969,212 of the increase in salaries and benefits in the 1995 Half, or 16.2%, related to increased salaries and benefits from existing operations (as a result of increased sales volume). The balance of the increase in salaries and benefits during the 1995 Half related to salaries and benefits paid to Cedar employees who were not employed by the Registrant in the 1994 Half. As a percentage of net sales, salaries and benefits decreased 15.3% to 5.0%.

         Occupancy costs consist of rent and related occupancy expenses for 37 facilities occupied by the Registrant and its operating divisions throughout the United States. In the 1995 Half, occupancy expense for all 37 facilities was $953,941 compared to $396,048 for nine facilities operating during the 1994 Half.

         Depreciation and amortization increased $288,789 to $821,595 for the 1995 Half. Depreciation and amortization directly related to Cedar was $94,227. The balance of the increase is attributable primarily to increased amortization of goodwill and debt issuance costs related to the acquisition of Cedar.

         Interest expense increased to $2,317,154 for the 1995 Half from $1,064,555 during the 1994 Half primarily as a result of increased outstanding indebtedness related to the acquisition of Cedar and increased carrying costs related to the increase in accounts receivable and inventory as a result of increased sales volume.

         As a result of the foregoing, the Registrant had net income of $2,067,008 in the 1995 Half compared to $647,288 in the 1994 Half. This represents an increase of $1,419,720 or 219.3% in the 1995 Half as compared to the 1994 Half.

         FINANCIAL CONDITION

         Primarily as a result of the acquisition of Cedar, the Registrant's total assets increased $53,366,291 to $108,120,936 as of December 31, 1995 compared to $54,754,645 as of June 30, 1995. Of that increase, $39,323,133 represented additional accounts receivable and $16,052,348 represented additional inventory acquired in the Cedar transaction. Goodwill associated with the Cedar acquisition increased total other assets by approximately $5,300,000 from June 30, 1995 to December 31, 1995.

         Total current liabilities increased $30,756,332 to $66,102,134 as of December 31, 1995 from $35,345,802 at June 30, 1995, as a result of additional accounts payable and accrued expenses assumed in the amount of $32,434,102 which related to the business operations of Cedar. Simultaneously with the closing, Cedar's line of credit of approximately $9.4 million was paid off with proceeds from the long term portion of the Company's Credit Facility (defined below).

         The Registrant's total noncurrent liabilities increased to $29,114,538 as of December 31, 1995 from $12,818,013 at June 30, 1995, as a result of additional long-term debt of $15,000,000 and the issuance of $1,913,000 of subordinated notes ($302,440 of which is classified in current liabilities) incurred in connection with the acquisition of Cedar.

         Additional paid in capital increased by $4,245,911 from June 30, 1995 to December 31, 1995, primarily as a result of the issuance of 515,000 shares of the Registrant's Common Stock in connection with the acquisition of Cedar. During the 1995 Half, retained earnings increased to $3,117,265 from $1,050,257 as a result of earnings from operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Registrant has funded its operations to date primarily through cash flow from operations, the private sale of equity securities and borrowings under a revolving line of credit. As of December 31, 1995, the Registrant had cash of $2,019,165, net accounts receivable of $63,284,965, working capital of $25,369,138 and available funds under its credit facility of approximately $2,500,000.

         Cash provided by operating activities during the 1995 Half was $643,590. This source of cash was a direct result of increased net income during the period.

         Net cash used in investing activities for the 1995 Half was $560,988, which was related to the acquisition of office and computer equipment. Financing activities for the 1995 Half provided $1,138,885, primarily as a result of net advances under the revolving line of credit.

         In connection with the July 1995 acquisition of substantially all of the net assets of Cedar, CIC and Congress Financial Corporation (New England) ("Congress") amended CIC's then existing revolving credit facility with Congress to provide increased available borrowings of up to $70 million (the"Credit Facility"). The Credit Facility is collateralized by CIC's accounts receivable and inventory and consists of a $27.5 million, 3-year term note and a $42.5 million revolving line of credit. Interest on the Credit Facility will accrue at 1% over the prime rate of interest (8.75% at December 31, 1995) of CoreStates Bank, N.A. The Credit Facility, which is used for inventory financing and working capital, will expire in July 1998, and will be automatically renewable for one year, at the option of Congress upon certain terms and conditions. The Credit Facility requires that CIC maintain, at all times, certain net worth and working capital levels and restricts acquisitions or dispositions of property and the payment of dividends by the Registrant and CIC. At February 15, 1996, the Registrant had an outstanding balance under the Credit Facility of approximately $39,500,000. The Credit Facility is guaranteed by the Registrant.

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

Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit 11 - Statement Re: Computation of Per Share Earnings

                 Exhibit 27 - Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K

   No reports were filed by the Registrant during the period covered by this report.


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


                                   COMPUTER INTEGRATION CORP.
                                   -------------------------------------
                                   (Registrant)

February 20, 1996


                                   By /s/ JOHN F. CHISTE
                                      ----------------------------------
                                      John F. Chiste
                                      Chief Financial Officer
                                      (Principal Financial and Principal
                                      Accounting Officer)

                                EXHIBIT INDEX
                                                                        PAGE
                                                                        ----

Exhibit 11 - Statement Re:  Computation of Per Share Earnings            18

Exhibit 27 - Financial Data Schedule (for SEC use only)