Form 10-Q
period 1996-03-31
COMPUTER INTEGRATION CORP
filed 1996-05-15
CIK 820735

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to
                                                -----    -----

                        Commission file number: 0-20732

                           COMPUTER INTEGRATION CORP.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     65-0506623
                 (State or other jurisdiction of              (I.R.S. employer
                 incorporation or organization)              Identification No.)

           7900 GLADES ROAD, BOCA RATON, FLORIDA               33434
         (Address of principal executive offices)            (Zip code)

     Registrant's telephone number, including area code: (407) 482-6678

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      YES  X    NO
                                            ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        YES             NO
                                 ----          ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,915,000 shares of common stock outstanding as of May 1, 1996.

                   This report contains a total of 42 pages.
                     The Exhibit Index appears on page 19.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The condensed, consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations; however, the Registant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Registrant's consolidated financial statements for the year ended June 30, 1995.

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

                           Computer Integration Corp.
                                 and Subsidiary

                     Condensed Consolidated Balance Sheets


                                    MARCH 31,    JUNE 30,
                                      1996        1995
                                 -------------------------
                                  (Unaudited)      (Note)


ASSETS
Current assets:
 Cash                           $  1,894,034    $   797,678
 Accounts receivable, net         61,792,226     31,355,179
 Inventory                        22,719,330     11,547,902
 Deferred income taxes               564,298        513,272
 Prepaid expenses                    220,005        353,688
                                ------------    -----------
Total current assets              87,189,893     44,567,719

Property and equipment, net        2,692,605      1,693,723

Other assets:
 Goodwill, net                    12,577,166      7,705,754
 Other                               821,480        787,449
                                ---------------------------
Total other assets                13,398,646      8,493,203
                                ---------------------------
Total assets                    $103,281,144    $54,754,645
                                ===========================

Continued on next page.

                           Computer Integration Corp.
                                 and Subsidiary

               Condensed Consolidated Balance Sheets (continued)


                                                                  MARCH 31,      JUNE 30,
                                                                   1996            1995
                                                               ---------------------------
                                                                (Unaudited)       (Note)


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                 $  11,262,441    $ 9,920,603
 Accounts payable                                                 44,263,269     22,829,019
 Accrued expenses                                                  4,689,350      1,712,415
 Current portion of subordinated notes payable                       302,440              -
 Current portion of capital lease obligations                          8,480         34,655
 Other                                                               886,198        849,110
                                                               ----------------------------
Total current liabilities                                         61,412,178     35,345,802

Noncurrent liabilities:
 Term note payable                                                27,500,000     12,500,000
 Subordinated notes payable, less current portion                  1,610,560              -
 Capital lease obligations, less current portion                       2,299          7,753
 Other                                                               325,000        310,260
                                                               ----------------------------
Total noncurrent liabilities                                      29,437,859     12,818,013

Shareholders' equity:
 Preferred stock, $.001 par value, total
  authorized 2,000,000 shares, issued and
  outstanding as follows:
   Series A, 9% cumulative, convertible,
    redeemable preferred stock; 40,000 shares
    authorized, 19,250 issued and outstanding in
    both periods                                                          19             19
 Common stock, $.001 par value, authorized
  20,000,000 shares, issued and outstanding
  6,915,000 and 6,400,000 shares at March 31,
  1996 and June 30, 1995, respectively                                 6,915          6,400
 Additional paid-in capital                                        9,780,065      5,534,154
 Retained earnings                                                 2,644,108      1,050,257
                                                               ----------------------------
Total shareholders' equity                                        12,431,107      6,590,830
                                                               ----------------------------
Total liabilities and shareholders' equity                     $ 103,281,144    $54,754,645
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

                           Computer Integration Corp.
                                 and Subsidiary

            Condensed Consolidated Statements of Income (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                               MARCH 31
                                                                      1996                 1995
                                                                 ----------------------------------


Net sales                                                        $111,289,220         $53,070,283
Cost of goods sold                                                101,196,921          47,859,734
                                                                 --------------------------------
Gross profit                                                       10,092,299           5,210,549

Selling, general and administrative expenses:
 Salaries and benefits                                              6,310,951           3,034,092
 Other selling and administrative                                   2,316,825             778,802
 Occupancy costs                                                      556,245             202,189
 Depreciation and amortization                                        451,333             331,261
                                                                 --------------------------------
                                                                    9,635,354           4,346,344
                                                                 --------------------------------
Income from operations                                                456,945             864,205
Interest expense                                                    1,083,078             619,712
                                                                 --------------------------------
Income (loss) before income taxes                                    (626,133)            244,493
Income taxes                                                         (262,999)            107,000
                                                                 --------------------------------
Net income (loss)                                                    (363,134)            137,493
Less required payments on convertible preferred stock                 (55,010)            (53,815)
                                                                 --------------------------------
Income (loss) applicable to common stock                         $   (418,144)        $    83,678
                                                                 ================================
Net income (loss) per share:
 Primary                                                         $       (.06)        $       .01
                                                                 ================================

 Fully diluted                                                   $       (.04)        $       .02
                                                                 ================================

Common shares and common share equivalents
 outstanding:
  Primary                                                           7,131,000           6,415,540
                                                                 ================================

  Fully diluted                                                     8,401,000           7,685,540
                                                                 ================================


See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

            Condensed Consolidated Statements of Income (Unaudited)


                                                                       NINE MONTHS ENDED
                                                                            MARCH 31
                                                                    1996                  1995
                                                                ----------------------------------

Net sales                                                       $343,998,166         $150,838,254
Cost of goods sold                                               311,892,874          135,848,032
                                                                ---------------------------------
Gross profit                                                      32,105,292           14,990,222

Selling, general and administrative expenses:
 Salaries and benefits                                            18,042,441            8,792,129
 Other selling and administrative                                  4,941,831            1,713,741
 Occupancy costs                                                   1,510,186              598,237
 Depreciation and amortization                                     1,272,928              864,067
                                                                ---------------------------------
                                                                  25,767,386           11,968,174
                                                                ---------------------------------
Income from operations                                             6,337,906            3,022,048
Interest expense                                                   3,400,232            1,684,267
                                                                ---------------------------------
Income before income taxes                                         2,937,674            1,337,781
Income taxes                                                       1,233,800              553,000
                                                                ---------------------------------
Net income                                                         1,703,874              784,781
Less required payments on convertible preferred stock               (165,030)            (147,884)
                                                                ---------------------------------
Income applicable to common stock                               $  1,538,844         $    636,897
                                                                =================================

Net income per share:
 Primary                                                        $        .22         $        .10
                                                                =================================

 Fully diluted                                                  $        .20         $        .10
                                                                =================================

Common shares and common share equivalents
 outstanding:
  Primary                                                          7,131,000            6,414,985
                                                                =================================

  Fully diluted                                                    8,401,000            7,591,217
                                                                =================================

See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

                      Condensed Consolidated Statements of
                             Cash Flows (Unaudited)


                                                                     NINE MONTHS ENDED
                                                                          MARCH 31
                                                                     1996         1995
                                                                  ------------------------

OPERATING ACTIVITIES
Net income                                                       $ 1,703,874   $  784,781
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Depreciation and amortization                                    1,272,928      864,067
  Changes in operating assets and liabilities,
   exclusive of effects from acquisitions:
    Accounts receivable                                            8,886,086   (5,552,836)
    Inventory                                                      4,880,920     (566,306)
    Prepaid expenses                                                 200,904       (3,489)
    Other assets                                                    (264,558)    (211,716)
    Accounts payable                                              (8,063,273)   4,806,770
    Accrued expenses and other current liabilities                    77,444   (1,546,522)
    Other noncurrent liabilities                                      14,740       58,693
                                                                 ------------------------
Net cash provided (used) by operating activities                   8,709,065   (1,366,558)

INVESTING ACTIVITIES
Issuance of note receivable                                                -     (115,000)
Acquisition of property and equipment                               (823,363)    (558,552)
Purchase of net assets of Dataprint, Inc., net of cash acquired            -      185,494
                                                                 ------------------------
Net cash used in investing activities                               (823,363)    (488,058)

FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of offering costs               -    1,898,697
Net (repayments) advances on line of credit                       (6,461,520)   1,074,432
Principal payments on subordinated notes payable                    (186,174)    (847,842)
Repayments of capital lease obligations                              (31,629)     (20,492)
Dividends paid                                                      (110,023)    (112,605)
                                                                 ------------------------
Net cash (used) provided by financing activities                  (6,789,346)   1,992,190
                                                                 ------------------------
Net increase in cash                                               1,096,356      137,574
Cash at beginning of period                                          797,678      909,805
                                                                 ------------------------
Cash at end of period                                            $ 1,894,034   $1,047,379
                                                                 ========================

SUPPLEMENTAL INFORMATION
Interest paid                                                    $ 3,290,986   $1,684,267
                                                                 ========================

Taxes paid                                                       $ 1,537,598   $  945,400
                                                                 ========================

See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                 March 31, 1996

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Computer Integration Corp. (the Company) and its wholly-owned operating subsidiary, CIC Systems, Inc. (CICS). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for fiscal year 1996. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended June 30, 1995.

2. ACQUISITION

Effective July 1, 1995, the Company through CICS acquired substantially all of the assets and assumed all of the trade payables and certain other liabilities of Cedar Computer Center, Inc. (Cedar), an Iowa corporation, for a combination of cash, notes and securities of the Company. The purchase price for the net assets of Cedar and related acquisition costs consisted of approximately $9,820,327 in cash, $3,760,000 of subordinated promissory notes, $4,246,426 representing the fair value of the guaranteed price for 515,000 shares of the Company's Common Stock and other liabilities incurred of $1,124. The purchase price was determined by arms length negotiations between the sellers and the Company. The cash portion of the purchase price was obtained from a $70 million revolving credit facility from Congress Financial Corporation (New England).

                            Computer Integration Corp.
                                 and Subsidiary

                        Notes to Condensed Consolidated
                  Financial Statements (Unaudited) (continued)


2. ACQUISITION (CONTINUED)

The total purchase price of $17,827,877 was allocated to assets acquired and liabilities assumed, based on their respective estimated fair value. The excess of the purchase price over the aggregate amount assigned to the identifiable net assets acquired was recorded as an intangible asset which will be amortized using the straight-line method over 20 years. The allocation of the purchase price is summarized as follows:


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

At the time Cedar was acquired, management, with the approval of the Board of Directors, was assessing the activities conducted at Cedar to determine which functions, if any, were duplicative and should be eliminated. This assessment resulted in a plan to exit certain activities conducted at Cedar and resulted in an adjustment of the purchase price of $800,000, consisting of employee termination benefits of $311,000, write-off of assets no longer required of $200,000, lease termination payments of $52,000 and other costs associated with the facility closing of $237,000. The plan to exit was fully executed in April 1996, therefore, only $10,000 of previously accrued costs relating to the write-off of fixed assets was utilized during the three-months ended March 31, 1996.

The results of operations of Cedar have been included in the Company's condensed consolidated statement of income since the effective date of acquisition, July 1, 1995.

                            Computer Integration Corp.
                                 and Subsidiary

                        Notes to Condensed Consolidated
                  Financial Statements (Unaudited) (continued)


2. ACQUISITION (CONTINUED)

The following summarized unaudited pro forma results of operations for the period from July 1, 1994 through March 31, 1995 assume the acquisition occurred on July 1, 1994.


      Sales                                            $336,461,446
      Net income                                          2,916,528
      Net income per common share                               .36

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the combination been in effect on the date indicated or which may result in the future.

3. BORROWINGS

During July 1995, the Company's revolving line was replaced by a $70,000,000 revolving line of credit with its existing lender under terms and conditions similar to the existing agreement. Outstanding borrowings as of March 31, 1996 under such facility were $38,762,441. In addition to amounts outstanding, a $10 million irrevocable letter of credit has been issued against the revolving line to a major supplier of the Company.

In connection with the acquisition of Cedar, discussed in Note 2 above, subordinated promissory notes in the aggregate principal amount of approximately $1,913,000 and a short-term promissory note in the principal amount of $250,000 were issued to the seller. The subordinated promissory notes are payable in four annual installments of principal and interest at an interest rate of 7.25% per annum, commencing July 2, 1996 through July 2, 1999. The short-term promissory note was payable in six equal monthly installments of principal and interest at an interest rate of 10% per annum. Such note has been satisfied as of March 31, 1996. The notes are subordinate and junior in right of payment to the prior payment of all indebtedness of CICS to its senior lenders, secured by a pledge of 15% of the issued and outstanding shares of common stock of CICS subject to the prior security interest of CICS' senior lenders and is guaranteed by the Company.

                            Computer Integration Corp.
                                 and Subsidiary

                        Notes to Condensed Consolidated
                  Financial Statements (Unaudited) (continued)


4. EQUITY TRANSACTIONS

At the October 12, 1995 annual stockholders meeting, the stockholders approved the following:

 - An increase in the number of authorized shares of capital stock from 12,000,000 shares to 22,000,000 shares, including an increase in the number of authorized shares of common stock from 10,000,000 shares to 20,000,000 shares.

 - An amendment to the Company's 1994 Stock Option Plan (the Plan) to (i) increase the total number of shares reserved for issuance under the Plan from 500,000 to 1,050,000 shares and (ii) modify the formula under the Plan to grant each nonemployee director a nonqualified option to purchase 10,000 shares (compared to the present 5,000) of the Company's common stock upon election to the Board of Directors or one year anniversary of election and continued service on the Board.


5. SUBSEQUENT EVENT

On April 3, 1996, the Company's Board of Directors authorized the issuance of two new series of cumulative convertible redeemable preferred stock, designated Series D and Series E. The Series D Preferred Stock is identical to the Company's existing Series A Preferred Stock, and the Series E Preferred Stock is identical to the Company's existing Series C Preferred Stock, with the single exception that the mandatory conversion feature of the Series A and Series C Preferred Stock has been modified to extend the date of that conversion.

On May 5, 1996, the Company completed a private exchange offer with the holders of its outstanding shares of Series A and Series C convertible preferred stock. As a result of the exchange offer, the Registrant will issue 19,250 shares of Series D Preferred stock in exchange for 19,250 outstanding shares of Series A Preferred Stock and 125 shares of Series E Preferred Stock in exchange for 125 outstanding shares of Series C Preferred Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Computer Integration Corp. (the "Registrant") is one of the largest volume resellers of microcomputers, workstations and related products to large and medium-sized corporations, federal, state and local governmental entities and colleges and universities in the United States. The Registrant, through its wholly-owned subsidiary, CIC Systems, Inc. ("CIC"), distributes a broad range of microcomputer-related products from major hardware manufacturers and software developers such as Hewlett-Packard Company ("HP"), Compaq Computer Corporation, Sun Microsystems Corporation, Toshiba America Information Systems, Inc., International Business Machines, Lexmark International, Epson America, Inc., NEC Technologies, Inc., 3COM, Inc., Canon Computer Systems, Inc., Novell, Inc. and Microsoft Corporation. The Registrant is one of the largest resellers of computer products manufactured by HP in the United States.

         The Registrant began operations in 1992 with the organization of CIC and acquired Copley Systems Corporation, a Massachusetts corporation, in March 1993. The Registrant acquired all of the outstanding capital stock of Dataprint, Inc., a North Carolina corporation, effective July 1, 1994. Effective July 1, 1995, the Registrant acquired substantially all of the assets of Cedar Computer Center, Inc., an Iowa corporation ("Cedar"), which, at the time of the acquisition, was one of the largest dealers of HP computer products in the midwestern and western United States.

Results of Operations

         The Registrant's results of operations for the three and nine months ended March 31, 1996 include the results of operations of Cedar for the entire period. However, since Cedar was acquired effective July 1, 1995, the results of operations for those periods are not, in all respects, comparable with the results of the similar periods in the prior fiscal year. In addition, since December 1995, the Registrant has been consolidating the operations of Cedar with its existing operations. Therefore, the Registrant is unable to attribute to Cedar any specific portions of the changes in results of operations for the three and nine months ended March 31, 1996.

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Net sales for the three months ended March 31, 1996 (the "1996 Quarter") were $111,289,220 compared to $53,070,283 for the three months ended March 31, 1995 (the "1995 Quarter"), an increase of $58,218,937 or 110%.

         Gross profit increased to $10,092,299 in the 1996 Quarter from $5,210,549 in the 1995 Quarter as a result of the increased revenue. Gross profit margin decreased to 9.07% in the 1996 Quarter compared to 9.82% in the 1995 Quarter. That decrease was primarily due to inventory adjustments attributable to the Registrant's midwest distribution facility, which facility was closed on April 30, 1996 and integrated with the Registrant's existing facility in Westwood, Massachusetts.

         Selling, general and administrative expenses ("SG&A") were $9,635,354 in the 1996 Quarter, compared to $4,346,344 in the 1995 Quarter, an increase of $5,289,010 primarily attributable to the 110% increase in sales. As a percentage of net sales, SG&A increased 5.7% from 8.19% to 8.66%.

         The primary component of the Registrant's SG&A is salaries and benefits. Salaries and benefits were $6,310,951 in the 1996 Quarter, an increase of $3,276,859, or 108%, from the 1995 Quarter. The majority of the increase related to increased salaries and benefits associated with the Cedar acquisition, increased sales volume and the addition of new executive positions. In addition, in January 1996, the Registrant began offering health and other benefits to employees acquired in connection with the Cedar acquisition, resulting in an additional charge to SG&A of approximately $125,000. However, as a percentage of net sales, salaries and benefits remained constant at 5.7%.

         Other selling and administrative expenses increased $1,538,023 to $2,316,825 in the 1996 Quarter primarily as a result of a one-time charge of approximately $425,000 relating to costs associated with a public offering which was terminated during the quarter, and increased professional and recruiting fees of $125,000. The balance of the increase is directly related to the 110% increase in sales. Exclusive of the specific items discussed above, other selling and administrative expenses as a percentage of net sales were 1.6% in the 1996 Quarter compared to 1.5% in the 1995 Quarter.

         Occupancy costs consist of rent and related occupancy expenses for 37 facilities occupied by the Registrant and its operating divisions throughout the United States. In the 1996 Quarter, occupancy costs for all 37 facilities were $556,245 compared to $202,189 for nine facilities in the 1995 Quarter.

         Depreciation and amortization increased $120,072 to $451,333 for the 1996 Quarter. The increase is attributable primarily to increased depreciation, amortization of goodwill and debt issuance costs related to the acquisition of Cedar.

         Interest expense increased to $1,083,078 for the 1996 Quarter from $619,712 during the 1995 Quarter primarily as a result of higher outstanding indebtedness related to the acquisition of Cedar and additional carrying costs related to the increase in accounts receivable and inventory resulting from increased sales volume.

         As a result of the factors discussed above, the Registrant had a net loss of ($363,134) in the 1996 Quarter compared to net income of $137,493 in the 1995 Quarter.

NINE MONTHS ENDED MARCH 31, 1996 AND 1995

         Net sales for the nine months ended March 31, 1996 (the "1996 Period") were $343,998,166 compared to $150,838,254 for the nine months ended March 31, 1995 (the "1995 Period"), an increase of $193,159,912 or 128%.

         Gross profit increased to $32,105,292 in the 1996 Period from $14,990,222 in the 1995 Period as a result of the increased revenue. Gross profit margin decreased to 9.33% in the 1996 Period compared to 9.94% in the 1995 Period. That decrease was primarily due to inventory adjustments incurred during the third quarter attributable to the Registrant's midwest distribution facility, which was closed on April 30, 1996 and integrated with the Registrant's existing facility in Westwood, Massachusetts.

         Selling, general and administrative expenses ("SG&A"), were $25,767,386, compared to $11,968,174 in the 1995 Period, an increase of $13,799,212 primarily attributable to the 128% increase in sales during the period. As a percentage of net sales, SG&A decreased 5.5% from 7.93% to 7.49%.

         The primary component of the Registrant's SG&A is salaries and benefits. Salaries and benefits were $18,042,441 in the 1996 Period, an increase of $9,250,312, or 105%, from the 1995 Period. The majority of the increase related to increased salaries and benefits associated with the Cedar acquisition and increased sales volume. In January 1996, the Registrant began offering health and other benefits to employees acquired in connection with the Cedar acquisition, resulting in an additional charge to SG&A of approximately $125,000. However, as a percentage of net sales, salaries and benefits decreased 10.3% to 5.2% during the 1996 Period.

         Other selling and administrative expenses increased $3,228,090 to $4,941,831 in the 1996 Period primarily as a result of a one-time charge of approximately $425,000 relating to costs associated with a public offering which was terminated during the period. The balance of the increase is directly related to the 128% increase in sales. Exclusive of the specific item discussed above, other selling and administrative expenses as a percentage of net sales were 1.3% in the 1996 Period compared to 1.1% in the 1995 Period.

         Occupancy costs consist of rent and related occupancy expenses for 37 facilities occupied by the Registrant and its operating divisions throughout the United States. In the 1996 Period, occupancy expense for all 37 facilities was $1,510,186 compared to $598,237 for nine facilities in the 1995 Period.

         Depreciation and amortization increased $408,861 to $1,272,928 for the 1996 Period. The increase is attributable primarily to increased depreciation, amortization of goodwill and debt issuance costs related to the acquisition of Cedar.

         Interest expense increased to $3,400,232 for the 1996 Period from $1,684,267 during the 1995 Period primarily as a result of higher outstanding indebtedness related to the acquisition of Cedar and additional carrying costs related to the increase in accounts receivable and inventory resulting from increased sales volume.

         As of result of the factors discussed above, the Registrant had net income of $1,703,874 for the 1996 Period compared to net income of $784,781 for the 1995 Period, an increase of 117%.

Financial Condition

         Primarily as a result of the acquisition of Cedar, the Registrant's total assets increased $48,526,499 to $103,281,144 as of March 31, 1996, compared to $54,754,645 as of June 30, 1995. Of that increase, $39,323,133 represented additional accounts receivable and $16,052,348 represented additional inventory acquired in the Cedar transaction. Goodwill associated with the Cedar acquisition increased total other assets by approximately $5,300,000 from June 30, 1995 to March 31, 1996.

         Total current liabilities increased $26,066,376 to $61,412,178 as of March 31, 1996 from $35,345,802 at June 30, 1995 as a result of additional accounts payable and accrued expenses assumed in the amount of $32,434,102 which related to the business operations of Cedar. Simultaneously with the closing, Cedar's line of credit of approximately $9.4 million was satisfied from the long-term portion of the Company's Credit Facility (defined below).

         The Registrant's total noncurrent liabilities increased to $29,437,859 as of March 31, 1996 from $12,818,013 at June 30, 1995, as a result of additional long-term debt of $15,000,000 and the issuance of $1,913,000 of subordinated notes ($302,440 of which is classified in current liabilities) incurred in connection with the acquisition of Cedar.

         Additional paid in capital increased by $4,245,911 from June 30, 1995 to March 31, 1996, primarily as a result of the issuance of 515,000 shares of the Registrant's Common Stock in connection with the acquisition of Cedar. During the 1996 Period, retained earnings increased to $2,644,108 from $1,050,257 as a result of earnings from operations, net of dividends paid on the Registrant's Preferred Stock.

         On March 12, 1996 the Registrant's Board of Directors approved a restructuring plan which involves a relocation of the Registrant's corporate headquarters located in Boca Raton, Florida to Atlanta, Georgia. The Company has signed a five year lease, providing for monthly rental payments of approximately $44,000, on a new headquarters and sales and distribution facility in Atlanta which is scheduled for completion in late 1996. The Company will recognize a restructuring charge in future periods and believes that these actions, once completed, will result in improvements in operational efficiency. The Registrant is in the process of quantifying the amount of the restructuring charge, or the projected operational savings.

Liquidity and Capital Resources

         The Registrant has funded its operations to date primarily through cash flow from operations, the private sale of equity securities and borrowings under its revolving line of credit. As of March 31, 1996, the Registrant had cash of $1,894,034, net accounts receivable of $61,792,226, working capital of $25,777,715 and available funds under its credit facility of approximately $7.8 million.

        Cash provided by operating activities during the 1996 Period was $8,709,065. Cash from operating activities primarily resulted from net income during the period and collections of accounts receivable and reductions in inventory at greater rates than payments on corresponding accounts payable. The Registrant has made a concentrated effort to reduce inventory levels, and increase the average payment period to its major vendors.

        Net cash used in investing activities for the 1996 Period was $823,363, which was related to the acquisition of office and computer equipment. Financing activities for the 1996 Period used $6,461,520 primarily as a result of repayments on advances from the Registrant's Credit Facility.

        In connection with the July 1995 acquisition of substantially all of the net assets of Cedar, CIC and Congress Financial Corporation (New
England) ("Congress") amended CIC's then existing revolving credit facility to provide increased available borrowings of up to $70 million (the "Credit Facility"). The Credit Facility is collateralized by CIC's accounts receivable and inventory and consists of a $27.5 million, 3-year term note and a $42.5 million revolving line of credit. Interest on the Credit Facility accrues at 1% over the prime rate of interest (8.25% on March 31, 1996) of CoreStates Bank, N.A. The Credit Facility, which is used for inventory financing and working capital, will expire in July 1998, and will be automatically renewable for one year, at the option of Congress upon certain terms and conditions. The Credit Facility requires that CIC maintain, at all times, certain net worth and working capital levels and restricts acquisitions of property and the payment of dividends by the Registrant and CIC. At May 10, 1996, the Registrant had an outstanding balance under the Credit Facility of approximately $44.6 million. The Credit Facility is guaranteed by the Registrant.

        The Registrant believes that cash flow from the operations of CIC and borrowings under the Credit Facility will provide sufficient cash to fund its operations and meet current obligations for the remainder of the fiscal year. Should the Registrant expand its operations or make acquisitions that would require funds in addition to its existing liquid assets, cash flows or borrowings under its Credit Facility, it may have to seek additional debt or equity financing. There can be no assurance that the Registrant could obtain such financing or that such financing would be available on terms acceptable to the Registrant.

Subsequent Event

        On April 3, 1996, the Registrant's Board of Directors authorized the issuance of two new series of cumulative convertible redeemable preferred stock, designated Series D and Series E. The Series D Preferred Stock is identical to the Registrant's existing Series A Preferred Stock, and the Series E Preferred Stock is identical to the Registrant's existing Series C Preferred Stock, with the single exception that the mandatory conversion feature of the Series A and Series C Preferred Stock has been modified to extend the date of that conversion.

         On May 5, 1996, the Registrant completed a private exchange offer with the holders of its outstanding shares of Series A and Series C convertible
preferred stock.   As a result of the exchange offer, the Registrant will issue
19,250 shares of Series D Preferred stock in exchange for 19,250 outstanding shares of Series A Preferred Stock and 125 shares of Series E Preferred Stock in exchange for 125 outstanding shares of Series C Preferred Stock.

                          PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibits

             Exhibit 4(a) -   Certificate of Designation for Series D,
                              9% Cumulative Convertible Redeemable
                              Preferred Stock
             Exhibit 4(b) -   Certificate of Designation for Series E,
                              9% Cumulative Convertible Redeemable
                              Preferred Stock
             Exhibit 11 - Statement Re: Computation of Per Share Earnings
             Exhibit 27 - Financial Data Schedule (for SEC use only)

     (b)     Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COMPUTER INTEGRATION CORP.



                              By: JOHN CHISTE
                                  -----------
                                  John Chiste
                                  Chief Financial Officer (Principal Financial
                                  and Principal Accounting Officer)

Dated:  May 13, 1996

                                 EXHIBIT INDEX

                                                                                                    Page
                                                                                                    ----
Exhibit 4(a) -   Certificate of Designation for Series D 9% Cumulative Convertible
                 Redeemable Preferred Stock                                                           20

Exhibit 4(b) -   Certificate of Designation for Series E 9% Cumulative Convertible
                 Redeemable Preferred Stock                                                           29

Exhibit 11 -     Statement Re: Computation of Per Share Earnings                                      38

Exhibit 27 -     Financial Data Schedule (for SEC use only)                                           41