Form 10-Q/A
COMPUTER INTEGRATION CORP
filed 1996-05-20
CIK 820735

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)
         (Mark One)

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

                   This report contains a total of 17 pages.
                     The Exhibit Index appears on page 14.

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

                           Computer Integration Corp.
                                 and Subsidiary

            Condensed Consolidated Statements of Income (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                               MARCH 31
                                                                      1996                 1995
                                                                 ----------------------------------


Net sales                                                        $111,289,220         $53,070,283
Cost of goods sold                                                101,196,921          47,859,734
                                                                 --------------------------------
Gross profit                                                       10,092,299           5,210,549

Selling, general and administrative expenses:
 Salaries and benefits                                              6,310,951           3,034,092
 Other selling and administrative                                   2,316,825             778,802
 Occupancy costs                                                      556,245             202,189
 Depreciation and amortization                                        451,333             331,261
                                                                 --------------------------------
                                                                    9,635,354           4,346,344
                                                                 --------------------------------
Income from operations                                                456,945             864,205
Interest expense                                                    1,083,078             619,712
                                                                 --------------------------------
Income (loss) before income taxes                                    (626,133)            244,493
Income taxes                                                         (262,999)            107,000
                                                                 --------------------------------
Net income (loss)                                                    (363,134)            137,493
Less required payments on convertible preferred stock                 (55,010)            (53,815)
                                                                 --------------------------------
Income (loss) applicable to common stock                         $   (418,144)        $    83,678
                                                                 ================================
Net income (loss) per share:
 Primary                                                         $       (.06)        $       .01
                                                                 ================================

 Fully diluted                                                   $       (.06)        $       .02
                                                                 ================================

Common shares and common share equivalents
 outstanding:
  Primary                                                           6,915,000           6,415,540
                                                                 ================================

  Fully diluted                                                     6,915,000           7,685,540
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


                              COMPUTER INTEGRATION CORP.


                              By: JOHN CHISTE
                                  -----------
                                  John Chiste
                                  Chief Financial Officer (Principal Financial
                                  and Principal Accounting Officer)

Dated:  May 20, 1996

                                 EXHIBIT INDEX

                                                                                                    Page
                                                                                                    ----
*Exhibit 4(a) - Certificate of Designation for Series D, 9%
                Cumulative Convertible Redeemable Preferred Stock

*Exhibit 4(b) - Certificate of Designation for Series E, 9%
                Cumulative Convertible Redeemable Preferred Stock

 Exhibit 11  -  Statement Re: Computation of Per Share Earnings                                      15

*Exhibit 27  -  Financial Data Schedule (for SEC use only)


* previously filed.