Form 10-Q/A
period 1996-03-31
COMPUTER INTEGRATION CORP
filed 1996-06-11
CIK 820735

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A-2
         (Mark One)

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

                           Computer Integration Corp.
                                 and Subsidiary

            Condensed Consolidated Statements of Income (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                               MARCH 31
                                                                      1996                 1995
                                                                 ----------------------------------


Net sales                                                        $111,289,220         $53,070,283
Cost of goods sold                                                101,196,921          47,859,734
                                                                 --------------------------------
Gross profit                                                       10,092,299           5,210,549

Selling, general and administrative expenses:
 Salaries and benefits                                              6,310,951           3,034,092
 Other selling and administrative                                   2,316,825             778,802
 Occupancy costs                                                      556,245             202,189
 Depreciation and amortization                                        451,333             331,261
                                                                 --------------------------------
                                                                    9,635,354           4,346,344
                                                                 --------------------------------
Income from operations                                                456,945             864,205
Interest expense                                                    1,083,078             619,712
                                                                 --------------------------------
Income (loss) before income taxes                                    (626,133)            244,493
Income taxes                                                         (262,999)            107,000
                                                                 --------------------------------
Net income (loss)                                                    (363,134)            137,493
Less required payments on convertible preferred stock                 (55,010)            (53,815)
                                                                 --------------------------------
Income (loss) applicable to common stock                         $   (418,144)        $    83,678
                                                                 ================================
Net income (loss) per share:
 Primary                                                         $       (.06)        $       .01
                                                                 ================================

 Fully diluted                                                   $       (.06)        $       .01
                                                                 ================================

Common shares and common share equivalents
 outstanding:
  Primary                                                           6,915,000           6,415,540
                                                                 ================================

  Fully diluted                                                     6,915,000           6,415,540
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

Recently Issued Accounting Standards: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the statement, if earlier. The Company has determined that it will not adopt the recognition and measurement provisions of that Statement. Accordingly, the Company will continue to account for stock-based compensation in accordance with APB No. 25 and will begin providing the pro forma disclosures required by Statement No. 123 in the Company's consolidated financial statements for the year ended June 30, 1997.

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

 - A reverse stock split in which holders of the common stock would receive four shares of common stock in exchange for every five shares held of record. The reverse stock split was adopted by the stockholders in connection with a proposed underwritten public offering of the common stock and was subject to the ability of the Company's Board of Directors to abandon such action at any time. On March 12, 1996, the Company's underwriters determined not to proceed with the public offering and the Board of Directors determined not to effectuate the reverse stock split.

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

         As a result of the consolidation of the Company's operations, the installation of a new management information system, the restructuring and other factors, management believes that the Company's sales and earnings for the year ended June 30, 1996 will not meet the levels achieved, on a pro forma basis, for the year ended June 30, 1995, and that the sales and earnings for the three months ended September 30, 1996 may not meet the levels achieved, on an actual basis, for the three months ended September 30, 1995.

Liquidity and Capital Resources

         Historically, the Registrant has funded its activities through the private sale of equity securities and borrowings under its revolving line of credit, and, during certain periods, through cash flow from operations. As of March 31, 1996, the Registrant had cash of $1,894,034, net accounts receivable of $61,792,226, working capital of $25,777,715 and available funds under its credit facility of approximately $7.8 million.

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

        The Registrant believes that cash flow from the operations of CIC and borrowings under the Credit Facility will provide sufficient cash to fund its operations and meet current obligations for the next 12 months. Should the Registrant expand its operations or make acquisitions that would require funds in addition to its existing liquid assets, cash flows or borrowings under its Credit Facility, it may have to seek additional debt or equity financing. There can be no assurance that the Registrant could obtain such financing or that such financing would be available on terms acceptable to the Registrant.

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

Dated:  June 11, 1996

                                 EXHIBIT INDEX

                                                                                                    Page
                                                                                                    ----
*Exhibit 4(a) -  Certificate of Designation for Series D, 9% Cumulative Convertible
                 Redeemable Preferred Stock

*Exhibit 4(b) -  Certificate of Designation for Series E, 9% Cumulative Convertible
                 Redeemable Preferred Stock

 Exhibit 11 -    Statement Re: Computation of Per Share Earnings                                      20

*Exhibit 27 -    Financial Data Schedule (for SEC use only)

* previously filed