Form 10-K
period 1996-06-30
COMPUTER INTEGRATION CORP
filed 1996-10-02
CIK 820735

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 [NO FEE REQUIRED]

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

       Registrant's telephone number, including area code: (561) 482-6678

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
          ------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                    HELD BY NONAFFILIATES OF THE REGISTRANT

     Common Stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on September 20, 1996. At such date, the aggregate market value of the 2,102,683 shares of Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission, the "Commission") of more than five percent of the Common Stock, was approximately $2,365,518.

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 6,953,038 shares of Common Stock were outstanding as of September 20, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

            Definitive Proxy Statement of Computer Integration Corp.
                  for the 1996 Annual Meeting of Stockholders
                            Incorporated in Part III
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company (which term includes Computer Integration Corp. and its wholly-owned operating subsidiary, CIC Systems, Inc., hereafter "Systems") is one of the largest volume resellers of microcomputers, workstations and related products to large and medium-sized corporations, federal, state and local government entities and colleges and universities in the United States. The Company distributes a broad range of microcomputer-related products from major hardware manufacturers and software developers such as Hewlett-Packard Company ("HP"), Compaq Computer Corporation ("Compaq"), Sun Microsystems Computer Corporation ("Sun"), Toshiba America Information Systems, Inc. ("Toshiba"), International Business Machines ("IBM"), Lexmark International ("Lexmark"), Epson America, Inc. ("Epson"), NEC Technologies, Inc. ("NEC"), 3COM, Inc. ("3COM"), Canon Computer Systems, Inc. ("Canon"), Novell, Inc. ("Novell") and Microsoft Corporation ("Microsoft"). The Company is one of the largest resellers of computer products manufactured by HP in the United States and during the year ended June 30, 1996 ("Fiscal 1996"), sales of HP products accounted for approximately 65% of the Company's net sales.

     The Company has experienced rapid growth. On March 30, 1993, the Company acquired Copley Systems Corporation ("Copley") of Westwood, Massachusetts. Net sales of the Company and Copley increased from $103.9 million for the fiscal year ended June 30, 1993 to $450.0 million in Fiscal 1996. Effective July 1, 1994, the Company acquired Dataprint, Inc. ("Dataprint") of Charlotte, North Carolina, and effective July 1, 1995, the Company acquired substantially all of the assets of Cedar Computer Center, Inc. ("Cedar") of Des Moines, Iowa (the "Cedar Acquisition"). At the time of their acquisitions, Copley and Dataprint were two of the largest dealers of HP computer products in the northeastern and southeastern United States, respectively. Cedar was one of the largest dealers of HP computer products in the midwestern and western United States. Cedar's products complemented the Company's existing product lines and increased the Company's market share of Compaq products.

     The microcomputer industry has grown dramatically over the past several years as a result of equipment price reductions, significant improvements in hardware performance and software applications, increased use of microcomputers by governments and businesses and increased product familiarity by end users. The microcomputer distribution industry has experienced related growth in the use of wholesale distribution channels by manufacturers for the distribution of their products. The Company has distinguished itself from its competitors by focusing primarily on the direct delivery of personal computer ("PC") hardware, peripherals and software, from selected manufacturers, to a broad range of customers through a low-cost, efficient method of distribution. The Company configures PCs and printers with memory, operating systems and software at strategically located distribution centers throughout the United States. Management believes that the Company's focus on a limited number of manufacturers, its expertise with their product lines, commitment to servicing of its customers and efficient distribution and delivery of products provide the Company a competitive advantage and enable it to operate with relatively low operating costs. The Company's decentralized distribution system enables it to reduce product delivery costs and rapidly respond to customer orders.

     The Company's operating strategy is to (i) exploit its competitive advantage realized from its low cost distribution system, (ii) increase its market share of products of selected manufacturers such as HP, Compaq, IBM and Sun, (iii) build customer loyalty and satisfaction, (iv) expand its nationwide sales and distribution network through additional acquisitions and internal growth and (v) expand its systems integration and support services. The Company intends to acquire other companies whose product lines would complement the Company's existing products or markets, including both resellers and providers of systems integration and support services.

INDUSTRY

     Significant technological advances have transformed the microcomputer industry during the past ten years. Once dominated by several large manufacturers, the market now consists of several hundred manufacturers offering products ranging from hand-held computers to sophisticated UNIX-based workstations. During the same period, demand for microcomputers and related products has increased substantially, as a result of several factors, including:
(i) decreases in the prices of microcomputers, peripherals and software, primarily as a result of intense competition among manufacturers, retailers and resellers; (ii) improvements in microcomputer hardware performance and development of new software applications; (iii) increased use of microcomputers by business, government and education institutions; and (iv) the development of industry standards and component compatibility. While the technology and level of product sophistication continue to improve, the cost of products has continued to decline. Over the last several years, the industry has experienced an aggressive series of price reductions by brand name personal computer manufacturers such as IBM and Compaq, which have exerted additional pressure on the profit margins of all manufacturers and distributors. However, the lower prices have also stimulated demand, resulting in increased sales to both existing and first-time buyers. In addition, as user familiarity with microcomputers has increased, demand for more sophisticated hardware, software and related products has increased the average total purchase price for personal computer systems.

     As the microcomputer products industry has grown, parallel growth has occurred in the microcomputer products distribution industry in response to increased demand for products and the increased use of wholesale distribution channels by manufacturers. Microcomputer products are delivered to the ultimate consumer through a combination of distribution channels including manufacturers, wholesale distributors, aggregators and resellers. Wholesale distributors and aggregators sell directly to resellers. Resellers, such as the Company, sell directly to consumers, including corporations, government entities, education institutions, small and medium-sized businesses and individuals, integrate computer systems and provide technical support services.

     There are various categories of resellers, including retailers such as computer superstores, office supply chains, mail-order firms and systems integrators. The larger computer manufacturers such as HP, Compaq and IBM, historically, have required resellers to purchase their products from an affiliated aggregator or designated distributors. However, over the past several years, these manufacturers have also authorized wholesale distributors and resellers to purchase their products directly. The Company purchases the majority of the products it sells, including HP products, directly from manufacturers and purchases the balance of such products, including Compaq, Sun and IBM, from aggregators.

     Due to significant changes in technology, the industry has experienced rapid product obsolescence. The average life cycle of personal computers is approximately six months, while peripheral product life cycles range up to an average of 12 to 18 months. As technology advances, customers generally desire to purchase the newest and fastest products to gain a competitive advantage. Therefore, inventory management is critical to profitability.

     Technological advances in the microcomputer industry typically result in increased demand for the products sold by the Company. For example, Windows 95(TM), an operating system software introduced by Microsoft, has generated increased sales of memory chips, hard drives, new computers and 32-bit software, to make existing hardware systems compatible with the new operating system and to upgrade existing hardware systems to take advantage of all of the features of the new operating system.

     The networking segment of the microcomputer industry is also currently experiencing rapid growth. In addition to increased purchases of local and wide area networks by the Company's target customers, new, previously undeveloped markets may also be created by developments such as the Internet, an informal world-wide network of proprietary computer networks and individuals interconnected by various telecommunications systems.

     In recent years, companies such as Oracle Corporation, Sybase, Inc., and Informix Software Corp. have generated several billion dollars in annual revenues by selling and developing tools which have enabled companies to reduce their technical staff, upgrade their computer equipment and commensurately reduce operating expenses by increasing the efficiency of their management information systems. In addition, hardware manufacturers have developed products to interface with other hardware systems. These trends in the microcomputer industry have created additional demand and markets for the products sold by the Company.

STRATEGY

     The Company's long-term objective is to become one of the leading resellers and systems integrators in the United States in terms of sales volume of microcomputers, work stations and related products and services. The Company's business strategy is to:

     - Expand its nationwide sales and distribution network;

     - Exploit its competitive advantage realized from its low-cost distribution system;

     - Increase its market share of products of selected manufacturers such as HP, Compaq, IBM and Sun;

     - Build customer loyalty and satisfaction; and

     - Expand its systems integration and support services.

     National Sales and Distribution Network. The acquisitions of Copley, Dataprint and Cedar, respectively, have increased sales of the Company and its predecessor from $103.9 million for the fiscal year ended June 30, 1993 to $450.0 million for Fiscal 1996. Those acquisitions have positioned the Company to achieve its long-term objective by providing the Company a nationwide network of 29 offices in 24 states for the sales and distribution of products and services. In addition to these recent acquisitions, the Company intends to continue to review potential acquisitions of hardware and software distributors whose product and service mix complement the Company's existing operations and whose personnel and management philosophy could be integrated into the Company. Although the Company continuously reviews potential acquisition candidates, it has not entered into any agreement, understanding or commitment with respect to any additional acquisitions at this time.

     Exploitation of Competitive Advantage Realized from Distribution
System. The Company's decentralized distribution system enables it to reduce product delivery costs and rapidly respond to customer orders. Orders are filled and shipped from distribution centers located in Boston, Massachusetts, Charlotte, North Carolina, and Los Angeles, California for delivery to customers anywhere in the continental United States. Orders are typically filled within 24 hours of receipt. In conjunction with product ordering and shipment, the Company offers various services to customers to meet their specific needs. Such services include expedited delivery, vendor direct shipment and deferred shipment.

     Increase in Market Share of Products from Selected Manufacturers. Although the Company primarily sells products from a limited number of manufacturers, it believes that it carries a wider range of products from such manufacturers than its primary competitors. The Company's success has been attributable, in large part, to the success of its low cost distribution system for HP and Sun products. The Company will continue to concentrate on sales of those products, but will also evaluate its product line in order to emphasize sales of those products that make the greatest contribution to the Company's gross profit margins. The Company is an authorized reseller of IBM and Compaq computer products. The Company believes that increased emphasis on these product lines may also generate additional systems integration business by introducing potential customers to the Company's expertise in integrating IBM and Compaq systems into its network connectivity solutions.

     Building Customer Loyalty and Satisfaction. The Company believes that the development of long-term relationships with its customers will encourage repeat purchases and foster overall customer satisfaction. Management believes that the key to building customer loyalty is providing products and services, in a timely fashion, which meet customers' technological and organizational needs. The Company has assembled a dedicated sales team which is knowledgeable and continuously trained and kept current on the products and services offered by the Company and their application to specific customer needs. The Company's sales force is supported by a strong technical staff whose expertise in the Company's product lines enables the Company to efficiently and timely (usually within 24 hours) process customers' orders, configure computer systems, deliver products and render consultation and technical support services. The Company has approximately 13,000 active customers. During the past year, the Company has committed increased resources and emphasis on services such as toll-free ordering and technical support, direct Internet communications with customers and enhanced product warranty programs, all of which are designed to further enhance customer loyalty and satisfaction.

     Expansion of Systems Integration and Support Services. Management believes that two factors will contribute to the growth of the Company's systems integration and support services business: (i) government, education and commercial needs for local and wide area networks are expanding as such end-users continue to upgrade their technology and right-size their information processing systems; and (ii) the trend toward retaining third parties for network design, configuration and integration is accelerating, particularly as a result of the reduction of in-house technical staffs. The Company intends to focus on developing computer networks that maximize the productivity of its clients' technology. The Company's expertise in networking technology permits it to integrate existing hardware and software more efficiently and effectively. The Company's system integration services include physical installation, customized configuration, testing, software loading, applications training, continuing education, telephone and on-site consulting and complete maintenance and repair services. Over the past several years, the Company has redirected certain of its marketing activities in an effort to offer technical services to entities that have not purchased equipment from the Company. Over that period of time, the Company substantially increased the size of its technical services staff to 77 employees. The Company plans to continue to increase its systems integration and support capabilities and anticipates that additional technical service personnel will be hired.

SALES AND MARKETING

     The Company has historically conducted its sales operations, for both goods and services, through its Copley and Dataprint divisions from regional sales offices located in Westwood, Massachusetts and Charlotte, North Carolina, and local sales offices in various locations in the eastern United States. The Company is divided into four national regions: the Northeast, with headquarters in metropolitan Boston, Massachusetts; the Southeast, with headquarters in Charlotte, North Carolina; the Midwest, with headquarters in metropolitan Minneapolis, Minnesota; and the West, with headquarters in metropolitan Los Angeles, California. The Company will continue to conduct decentralized sales activities throughout the United States, but will centralize marketing activities at the four regional headquarters. In each sales office, the Company will maintain specific sales groups that specialize in serving the corporate, government and education markets. The Company intends to hire additional sales and technical service personnel for its regional offices, relocate employees as necessary to meet the Company's personnel requirements and increase the productivity of its existing sales and technical staff.

     The Company divides its sales personnel into two sections: "house" and "field" sales staffs. House sales staff receive a fixed salary and productivity bonuses. Field sales staff are compensated primarily through commissions. The Company's house sales staff are located in the regional headquarters and primarily use telemarketing and other direct marketing techniques. All of the Company's sales and service centers have field sales staffs, who visit with potential customers. The Company conducts frequent sales training programs and allocates sales and gross profit quotas per office and per employee.

     The Company markets its products and services directly to large and medium-sized end-user customers in the corporate, government and education markets. The Company believes that this large account sales approach is a highly effective method for distributing, serving and supporting large end-user customers by providing name brand product assortment and low-cost distribution and technical service capabilities, while delivering a high level of local customer service and support. In addition, the Company has established a marketing program directed at currently inactive customers and educates salespeople on features of new product lines which are currently offered by the Company but have not yet generated significant sales.

     Certain of the Company's major suppliers provide marketing and advertising credits or allowances, the amount of which is based on a percentage of purchases that the Company makes. Such arrangements typically allow the Company, at its discretion, to participate in various advertising campaigns and marketing strategies and subsequently seek reimbursement, by request, for all or a portion of the related costs. However, the Company must expend advertising or marketing funds before suppliers will allow the utilization of advertising or marketing credits. The total amount of such credits funded by the suppliers by means of credits has historically been less than 2.0% of net sales.

CUSTOMERS

     The Company has two major target customer groups: large and medium-sized corporations; federal, state and local governments and their various divisions (the "government market") and colleges and universities. The Company maintains specialty marketing groups to focus specifically on the corporate, government and education markets. The Company believes that such specialty groups have made the Company more knowledgeable about specific industry needs, thereby allowing it to become more responsive in providing desired products and services. During Fiscal 1996, no single customer accounted for more than 10.0% of the Company's net sales.

PRODUCTS AND MANUFACTURERS

     Product Selection. The Company distributes a broad range of microcomputer-related products including printers, desk top computers, workstations, lap-top computers, peripherals and software. Workstations are desk-top computers. Peripherals are printers, plotters, modems, storage devices and memory. Substantially all of the Company's products are purchased from suppliers located in the United States. The Company's main products are printers made by HP; Intel-based desk top computers made by HP and Compaq; UNIX-based workstations made by Sun; lap-top computers made by HP, Compaq and Toshiba; microcomputing peripherals, other than printers, made by HP; printers made by Canon and Epson; software developed by Microsoft and Sun; and networking products developed by Sun.

     The Company evaluates its product assortment based on technological advances and market demand for information technology products. The Company also continuously evaluates its existing product lines to determine whether such products are achieving their market potential. If sales volume declines with respect to a particular product, or a product is determined to be obsolete, of poor quality or is subject to delays in delivery, the product is discontinued.

     The Company obtains the majority of the products its sells from its major supplier, HP. During Fiscal 1996 and Fiscal 1995, 65.0% and 68.7%, respectively, of the Company's net sales were derived from products manufactured by HP.

     Supplier Agreements. The Company has resale agreements with most of its suppliers, which, in the opinion of management, reflect terms and conditions customarily used by each manufacturer. With the exception of its agreement with HP, the Company's distribution agreements generally allow distribution of products on a non-exclusive basis with no geographic restrictions. Such agreements usually contain provisions that allow either party to terminate the agreement, without cause, upon 30 to 60 days notice and do not restrict the Company from selling competing products from different manufacturers. In addition, such agreements typically provide the Company the right to terminate or curtail sales of one product line in favor of another product line as a result of technological change, pricing considerations, customer demand or supplier distribution policy.

     The Company's current resale agreement with HP has a one-year term and expires on February 28, 1997. The agreement allows either party to terminate the agreement without cause upon 30 days written notice, or with cause upon 15 days written notice. The agreement authorizes the Company, on a non-exclusive basis, to sell HP personal computers, peripherals and other computer-related products in those metropolitan areas in the United States in which the Company has office locations. Some specific HP products have no geographical resale restrictions and may be sold anywhere in the United States. The Company may resell HP products to any education institution in the United States and to any state government if the Company has an office in such state.

     Since August 1994, the total combined purchases of HP products by the Company have qualified it for the Level II Discount. The Level II Discount is currently available to HP distributors who have attained gross purchases of HP products of at least $200.0 million during a contract year. Qualification for the Level II

Discount enables the Company to decrease its cost of HP products by an incremental 2.0%. The Company's total purchases of HP products for the contract year ending February 28, 1997 are expected to substantially exceed $200.0 million.

     The Company became an authorized, non-exclusive, reseller of Sun hardware and software products in February 1990. In January 1994, the Company entered into an exclusive sales agent agreement with Sun for the sale and marketing of Sun products in the education marketplace in New England, including Vermont, New Hampshire, Maine, Rhode Island and Eastern Massachusetts. Such agreement covers grades K through 12 and universities, with the exception of certain designated universities to which Sun sells directly.

     Most of the Company's U.S. suppliers, including HP and Sun, provide price protection, by way of credits, against price reductions by the supplier between the time of the initial sale to the Company and the Company's subsequent sale to its customers. Historically, credits, refunds or other payments to which the Company has been entitled by reason of price protection offset any inventory write-downs the Company made as a result of such price reductions.

     The Company believes that its relationships with its suppliers are excellent. Through its participation in supplier-dealer councils, committees and conferences, the Company enhances relationships with its suppliers by advising them on products and customer preferences. The Company also assists its suppliers in developing marketing programs and offers suppliers the opportunity to provide customer seminars.

CUSTOMER SERVICES

     The Company offers a wide range of technical and customer support services, including hardware configuration, software installation, CPU burn-in (product testing), project management and training. Before any project begins, the Company assembles a project team which consists of several client representatives. All project details are agreed upon in advance and referenced in a project contract. In addition, control and project reporting procedures are established. Prior to the shipment of any equipment from the Company's distribution center, technical personnel perform as much of the necessary configurations, software installation and CPU burn-in as is possible to minimize installation and service expenses charged to its customers or incurred by the Company.

     In addition to providing initial technical and support services, the Company also offers on-going technical and support services on all products, including training, telephone support, including toll-free 800 numbers, hardware and software support contracts which require the Company to dispatch technical personnel to the customers' offices, and consulting. The Company provides warranty repair work at customers' offices for all hardware it sells and also offers extended warranties for many of the products it sells. The Company anticipates that depot warranty work (returns of defective equipment directly to the Company, which is then repaired by the Company at the expense of the equipment manufacturer) is likely to increase due to the equipment configuration of its customers' network environments, the convenience of the Company's repair facilities and the Company's ability to repair equipment in an efficient and timely manner.

     The microcomputer industry is characterized by the existence of numerous hardware and software systems utilizing different, and often incompatible, operating components. The Company provides systems integration services which focus on developing computer environments that maximize the efficient utilization of its clients' equipment, platforms, applications, protocols, user preferences and ultimate project output. A systems integrator offers extensive technical background and expertise in the development of computer environments that coordinate a client's existing hardware and software to maximize efficient equipment utilization in a user-friendly manner. The Company's engineers and consultants provide advice and technical assistance with respect to office automation, electronic publishing, image processing, relational databases, database publishing, network integration, wide-area networking, right-sizing and application integration. The Company's staff provides five primary areas of support to its systems integration clients: connectivity, networking, consulting, project management, and configuration and installation services. Such support is provided in the form of hardware maintenance and warranty repair, technical inquiry assistance via telephone and software/systems training.

DISTRIBUTION

     The Company typically fills its orders within 24 hours of receipt. In addition, the Company has the ability to ship products that require testing, customization or configuration within five days of the receipt of an order. Upon request, the Company provides expedited delivery via an overnight or courier service for an additional cost. The Company performs the majority of its testing, customization and configuration at its locations in Boston, Massachusetts, Charlotte, North Carolina and Los Angeles, California.

     The Company believes that it can process and deliver orders more quickly and efficiently than many of its competitors due to its four distribution centers strategically located to cover the entire United States. In addition, the Company's order processing and inventory controls allow the Company to forecast and order products only when needed for shipping. The Company communicates electronically and by fax with its suppliers to further reduce overhead. Additionally, the Company manages its inventory levels by providing for the "drop shipment" of products directly from certain manufacturers or distributors to customers. Drop shipments reduce physical handling, inventory, storage by, and shipping costs of the Company, avoid delays in completing orders and expedite delivery of products to customers. This inventory management technique enables the Company to offer a greater range of products without increasing inventory requirements.

     The Company has historically attempted to maximize product availability and delivery response times while minimizing inventory levels to reduce the risk of product obsolescence and price fluctuations. Most products are stocked to provide only a 20 to 30 day supply. During Fiscal 1996, the Company turned its inventory an average of every 23 days compared to every 24 days in Fiscal 1995. The Company's management information system provides perpetual inventory management and real-time transaction processing for all product receipts and shipments. The Company conducts frequent physical inventory cycle counts and reconciles such inventory to the Company's perpetual inventory records. Historically, the Company's inventory shrinkage has been less than 0.5% of net sales.

MANAGEMENT INFORMATION SYSTEMS

     The Company's operations are computerized with respect to inventory, accounts receivable, accounts payable, order entry, payroll and general ledger software systems, and such information is continuously updated. Each of the Company's locations operate on an interactive basis. The Company utilizes its management information systems ("MIS") to monitor inventory levels and sales trends, assist in purchase decisions, monitor customer credit status and provide product availability, order status and pricing information to customers.

     The Company has allocated approximately $5.0 million to significantly upgrade its MIS, including installation of new MIS hardware and software; installation of local area networks in all branch offices; installation of a wide area network to connect all offices, distribution centers and the Company's administrative offices; establishing a company-wide electronic mail system; and installing a new, integrated telephone system in all offices. Management believes that these upgrades are necessary for the Company to take advantage of technological MIS improvements, facilitate the integration of Cedar's operations and enhance its competitive position. In addition, the Company uses the Internet network to enhance customer support and interbusiness correspondence. Internet access provides a convenient communication device enabling customers to contact their sales, customer service and technical support representatives via text-based messages.

EMPLOYEES

     As of June 30, 1996, the Company employed 500 full-time employees, consisting of 62 in management (including executive officers), 102 in administration, 165 in sales and marketing, 77 in technical support and engineering, 48 in customer service, and 46 in warehouse operations. The Company considers its relations with its employees to be excellent. The Company has no employees who are represented by unions.

PATENTS AND TRADEMARKS

     The Company does not have any patents or material trademarks and does not consider patents or trademarks to be significant to its operations.

ITEM 2. PROPERTIES

     The Company currently maintains its executive and main administrative offices in Boca Raton, Florida. The Company also maintains administrative offices in Boston, Massachusetts, Charlotte, North Carolina, and Los Angeles, California, which also serve as the primary sales offices and distribution centers for the Company's four regional divisions. The Company distributes most of the products that it sells from these three distribution centers. The Company also has 25 sales offices and a total of 29 offices in 24 states, leasing approximately 210,000 total square feet at an annual base rent of approximately $1.9 million. Early in calendar 1997, the Company will relocate its corporate headquarters to Atlanta, Georgia. The new, approximately 112,500 square-foot facility, will also serve as the Company's primary sales and distribution headquarters. The Company believes that its current facilities are adequate for its current level of operations and foreseeable needs and has the physical capacity at most locations to substantially increase its sales staff.

ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq SmallCap Market since June 1996 under the symbol "CICC." During the fiscal quarter ended June 30, 1996, the high and low prices for the Common Stock were $5.00 and $4.1875, respectively.

     On September 20, 1996, the closing price of the Common Stock as reported by Nasdaq was $1.125 per share. The number of record holders of the Common Stock as of September 20, 1996 was 626.

     The Company has never paid any dividends on its Common Stock. Pursuant to the revolving credit agreement between Systems and its principal lender, the ability of Systems to transfer funds to the Company, and the resulting availability of funds to the Company for the payment of dividends, is restricted and, therefore, the Company's ability to pay dividends on its Common Stock is effectively prohibited. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below for each of the fiscal years ended June 30, 1994, 1995 and 1996 have been derived from the audited financial statements of the Company appearing elsewhere herein. This data should be read in conjunction with such financial statements and other financial information, including the notes thereto, included elsewhere herein.

                                              COPLEY SYSTEMS
                                               CORPORATION
                                              (PREDECESSOR)                 COMPUTER INTEGRATION CORP. AND SUBSIDIARY
                                         ------------------------     -----------------------------------------------------
                                                                      PERIOD FROM
                                                        PERIOD         INCEPTION
                                                        JULY 1,        (JULY 29,
                                                         1992            1992)
                                         YEAR ENDED     THROUGH         THROUGH               YEAR ENDED JUNE 30,
                                          JUNE 30,     MARCH 30,       JUNE 30,     ---------------------------------------
                                            1992         1993           1993(1)        1994            1995         1996
                                         ----------   -----------     -----------   ----------      ----------   ----------
STATEMENTS OF INCOME DATA:
Net sales..............................   $ 80,754      $76,770       $   27,134    $  103,786      $  209,226   $  449,954
Cost of goods sold.....................     71,885       69,563           24,290        93,068         188,685      407,313
                                         ----------   -----------     -----------   ----------      ----------   ----------
Gross profit...........................      8,869        7,207            2,844        10,718          20,541       42,641
Selling, general and administrative
  expenses.............................      7,079        5,484            2,351         8,755          15,975       37,563
                                         ----------   -----------     -----------   ----------      ----------   ----------
Income from operations.................      1,790        1,723              493         1,963           4,566        5,078
Interest and other expenses(2).........        487          224              218         1,611           2,565        5,325
                                         ----------   -----------     -----------   ----------      ----------   ----------
Income (loss) before income taxes and
  extraordinary item...................      1,303        1,499              275           352           2,001         (247)
Provision for income taxes(3)..........        500          569              125           265             868          156
                                         ----------   -----------     -----------   ----------      ----------   ----------
Income (loss) before extraordinary
  item.................................        803          930              150            87           1,133         (403)
Extraordinary item, net of taxes.......         --           --               --           165              --           --
                                         ----------   -----------     -----------   ----------      ----------   ----------
Net income (loss)......................        803          930              150           252           1,133         (403)
Required dividends on convertible
  preferred stock......................         --           --               93           171             202         (218)
                                         ----------   -----------     -----------   ----------      ----------   ----------
Income (loss) applicable to
  common stock.........................   $    803      $   930       $       57    $       81      $      931   $     (621)
                                         ===========  ===========     ===========    =========       =========    =========
PER SHARE DATA(4):
  Income (loss) before extraordinary
    item...............................                               $      .01    $     (.02)     $      .15   $     (.09)
  Extraordinary item...................                                       --           .03              --           --
                                                                      -----------   ----------      ----------   ----------
  Income (loss) applicable to
    common stock.......................                               $      .01    $      .01      $      .15   $     (.09)
                                                                      ===========    =========       =========    =========
Common shares and equivalents
  outstanding(4).......................                                5,034,181     5,900,000       6,409,000    6,916,383
                                                                      ===========    =========       =========    =========

                                                                                            JUNE 30,
                                          JUNE 30,                    -----------------------------------------------------
                                            1992                         1993          1994            1995         1996
                                         ----------                   -----------   ----------      ----------   ----------
BALANCE SHEET DATA:
Working capital........................   $  3,460                    $    6,566    $    4,614      $    9,222   $   22,149
Total assets...........................     17,441                        24,457        29,785          54,755      114,665
Total short-term debt..................      4,739                         2,378         8,936           9,955       19,315
Term note, less current portion........        175                         5,101         5,037          12,508       28,008
Subordinated note, less current
  position.............................        877                         2,481            11              --        1,611
Total long-term debt...................      1,052                         7,582         5,048          12,508       29,619
Shareholders' equity...................      3,487                         2,583         2,780           6,591       10,245

---------------

(1) The Company acquired all of the outstanding capital stock of Copley effective as of March 30, 1993. Includes the operating results of Copley from March 31, 1993 through June 30, 1993.
(2) For the years ended June 30, 1994 and 1996, respectively, includes $509,000 and $486,000, respectively, of costs associated with public offerings.
(3) For all periods presented prior to March 31, 1993, Copley was taxed as an S Corporation pursuant to Subchapter S of the Internal Revenue Code of 1986, as amended. Net income reflects a provision for income taxes as if Copley were subject to regular corporate income taxes based on the tax laws in effect during such periods.
(4) Prior to its acquisition by the Company, Copley had 1,088 shares of Common Stock outstanding, Earnings per share data has not been presented for Copley for all periods presented prior to March 31, 1993, as such historical information would not be meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company began operations in 1992 with the organization of Systems, and acquired Copley on March 30, 1993 and Dataprint effective July 1, 1994. Effective July 1, 1995, the Company acquired substantially all the assets and operations of Cedar, which acquisition increased the Company's net sales, on a pro forma basis, for Fiscal 1995 by 121.1%. All historical financial information relates to the Company.

RESULTS OF OPERATIONS

     All financial results related to operations of the Company include historical results for Fiscal 1995 and Fiscal 1996 and pro forma results for the year ended June 30, 1994 ("Pro Forma Fiscal 1994"), as if the acquisition of Dataprint had occurred on July 1, 1993. The pro forma information for Fiscal 1995 ("Pro Forma Fiscal 1995") relates to the Company's and Cedar's operations, combined on a pro forma basis, as if the acquisition of Cedar had occurred on July 1, 1994. The following summary tables have been presented to set forth certain income statement data, in dollars and as a percentage of net sales, to assist in the understanding of the explanation of operations for the periods ended June 30, 1996, 1995 and 1994. The pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would have been if the acquisition had in fact occurred on such date or as of the beginning of such period.

                                                                 YEAR ENDED JUNE 30,
                                                   -----------------------------------------------
                                                     1994         1995        1995         1996
                                                   PRO FORMA   HISTORICAL   PRO FORMA   HISTORICAL
                                                   ---------   ----------   ---------   ----------
                                                                   (IN THOUSANDS)
Net Sales......................................    $165,216     $209,226    $462,543     $449,954
Gross Profit...................................      17,979       20,541      40,641       42,641
Selling, General & Administrative Expense......      13,306       15,975      28,396       37,563
Income from Operations.........................       4,673        4,566      12,245        5,078
Interest Expense...............................       1,733        2,565       5,092        4,838
Net Income (loss)..............................    $  1,492     $  1,133    $  4,255     $   (403)

                                                                 YEAR ENDED JUNE 30,
                                                   -----------------------------------------------
                                                     1994         1995        1995         1996
                                                   PRO FORMA   HISTORICAL   PRO FORMA   HISTORICAL
                                                   ---------   ----------   ---------   ----------
                                                             (AS A PERCENT OF NET SALES)
Net Sales......................................      100.0%       100.0%      100.0%       100.0%
Gross Profit...................................       10.9          9.8         8.8          9.5
Selling, General & Administrative Expense......        8.1          7.6         6.1          8.3
Income from Operations.........................        2.8          2.2         2.6          1.1
Interest Expense...............................        1.0          1.2         1.1          1.1
Net Income (loss)..............................        0.9%         0.5%        0.9%        (0.1)%

FISCAL 1996 COMPARED TO PRO FORMA FISCAL 1995

     Net sales for Fiscal 1996 were $450.0 million compared to $462.5 million for Pro Forma Fiscal 1995, a decrease of $12.5 million or 2.7%. This decrease was primarily due to reduced sales volume at existing locations in the mid-west acquired as a result of the Cedar Acquisition.

     Gross profits increased to $42.6 million in Fiscal 1996 from $40.6 million in Pro Forma Fiscal 1995, an increase of $2.0 million or 4.9%. Gross profit margins increased to 9.5% in Fiscal 1996 compared to 8.8% in Pro Forma Fiscal 1995 as a result of increased emphasis by the Company's sales organization on transactions involving products with relatively higher profit margins, such as PCs, and decreased reliance on high volume, marginally profitable transactions.

     Selling, general and administrative expenses increased by $9.2 million or 32.0% to $37.6 million in Fiscal 1996 compared to $28.4 million in Pro Forma Fiscal 1995. The primary components of the Company's selling, general and administrative expense (66.9%) are salaries and benefits. Salaries and benefits were $25.1 million in Fiscal 1996, an increase of 19.5% or $4.1 million from Pro Forma Fiscal 1995. The majority of the increase was attributable to a 9.9% increase in employee headcount during the year to 500 at June 30, 1996. This increase was a direct result of putting in place a new executive management team and increased sales representatives during the year, along with redundant positions required as a result of relocating distribution and administration functions from the midwest to Boston during the fourth quarter of 1996. In January 1996, the Company began offering health and other benefits to employees acquired in connection with the Cedar Acquisition, resulting in additional salaries and benefit costs of approximately $200,000 during Fiscal 1996.

     Occupancy cost, which consists of rent and related utility costs, increased 23.5% to $2.1 million in Fiscal 1996 compared to $1.7 million in Pro Forma Fiscal 1995. This increase is primarily attributable to relocating the Company's distribution facility in Los Angeles to a new free standing facility, and more than doubling the size of the Company's largest warehouse in Boston. The balance of the increase was a result of increased rents for existing locations.

     Depreciation and amortization increased to $1.5 million in Fiscal 1996 from $1.2 million in Pro Forma Fiscal 1995, primarily as a result of increased depreciation expense related to current year additions of fixed assets.

     Other selling, general and administrative expenses increased $2.1 million to $6.6 million in Fiscal Year 1996 compared to $4.5 million in Pro Forma Fiscal 1995. The increase was attributable to increased legal, professional and recruiting fees, higher than expected travel costs associated with the consolidation of distribution and administrative functions in Boston and overall higher other selling and administrative costs.

     During the fourth quarter of 1996, the Company recorded a special charge of $2.3 million for restructuring costs associated with the planned relocation and consolidation of the Company's headquarters, sales and distribution facilities to Atlanta, Georgia. Management believes that these actions, once completed, will result in improvements in operational efficiency. These costs include approximately $1.7 million for severance benefits for approximately 125 affected employees, $400,000 for the write-off of property and equipment which will no longer be required, and approximately $200,000 for lease extension and termination costs and other activities to close the existing facilities. As of June 30, 1996, none of the charge has been utilized. Based on management's plan, it is anticipated that a substantial portion of the charge will be expended during fiscal 1997 and the remainder during the first half of fiscal 1998.

     During Fiscal 1996, the Company incurred costs of approximately $486,000 related to expenses incurred in connection with the registration of the Company's securities for a public offering which was not completed. There were no such costs in Pro Forma Fiscal 1995.

     As a result of the foregoing, the Company incurred a net loss of $(403,209) compared to net income of $4.1 million in Pro Forma Fiscal 1995.

FISCAL 1995 COMPARED TO PRO FORMA FISCAL 1994

     Net sales for Fiscal 1995 were $209.2 million compared to $165.2 million for Pro Forma Fiscal 1994, an increase of $44.0 million or 26.6%. This increase was primarily due to increased revenues from large to medium-sized corporate customers, a result of increased marketing emphasis beginning in Fiscal 1994. The Copley Division contributed $37.5 million or 85.2% of the increase with the balance attributable to the Dataprint Division.

     Gross profits increased to $20.5 million in Fiscal 1995 from $18.0 million in Pro Forma Fiscal 1994, an increase of $2.5 million or 13.9%. However, gross profit margins declined to 9.8% in Fiscal 1995 compared to 10.9% in Pro Forma Fiscal 1994. The decrease in gross profit margins primarily resulted from price reductions on hardware products brought about by competitive market pressures during Fiscal 1995. These price reductions were proportionately in excess of reductions in product costs. Competitive market pressures were more significant to the Copley Division which competes in the Northeast market.

     Selling, general and administrative costs were $16.0 million in Fiscal 1995 compared to $13.3 million in Pro Forma Fiscal 1994. However, selling, general and administrative expenses, as a percentage of net sales, decreased to 7.6% in Fiscal 1995 compared to 8.1% in Pro Forma Fiscal 1994. This decrease is primarily due to a reduction of salaries and benefits as a percentage of net sales during Fiscal 1995 to 5.6%, as compared to 5.9% for Pro Forma Fiscal 1994.

     Occupancy costs, which consists of rent and related utility costs, increased by 5.1% to $802,000 in Fiscal 1995 compared to $763,000 in Pro Forma Fiscal 1994 as a result of the opening of a new sales office in Boca Raton, Florida during 1995. As a percentage of net sales, occupancy costs decreased by 17.4% during Fiscal 1995 as compared with Pro Forma Fiscal 1994.

     Depreciation and amortization totaled $866,000 in Fiscal 1995, an increase of $150,000 from the $716,000 incurred during Pro Forma Fiscal 1994. The majority of the increase relates to depreciation on capital equipment acquired during Fiscal 1995.

     Interest expense increased to $2.6 million for Fiscal 1995 from $1.8 million during Pro Forma Fiscal 1994, as a result of (i) increased outstanding indebtedness incurred to finance greater levels of accounts receivable and inventory associated with the 26.6% increase in net sales and (ii) significantly higher interest rates on the Credit Facility.

     During Pro Forma Fiscal 1994, there were three non-recurring events: (i) a charge of $190,000 for expenses incurred in connection with the registration of the Company's securities for a public offering which was not completed; (ii) a charge of $319,000 against earnings related to costs associated with the Company's merger with NEG; and (iii) a gain of approximately $165,000 (net of tax effect) related to the extinguishment of certain debt associated with the Company's restructuring of a $1.2 million subordinated note, which was classified as an extraordinary item. See "Certain Capital
Transactions -- Changes in Control -- Exchange Offer."

     As a result of the foregoing, the Company's net income decreased by approximately $400,000 to $1.1 million in Fiscal 1995 from $1.5 million in Pro Forma Fiscal 1994.

FINANCIAL CONDITION

     Primarily as a result of the acquisition of Cedar, the Company's total assets increased $59.9 million to $114.7 million as of June 30, 1996 compared to $54.8 million as of June 30, 1995. Of that increase, $31.4 million represented additional accounts receivable and $12.2 million represented an increase in inventory. Costs in excess of net assets acquired, net of amortization (goodwill) related to the Cedar acquisition increased total other assets by $4.6 million from June 30, 1995 to June 30, 1996.

     Total current liabilities increased to $74.4 million as of June 30, 1996 from $35.3 million at June 30, 1995, primarily due to additional accounts payable of $23.3 million, increased accrued expenses of $4.4 million and the additional $2.3 million liability recorded as a result of the Company's restructuring. Simultaneously with the closing of the Cedar Acquisition, Cedar's line of credit of approximately $9.4 million was satisfied from the long-term portion of the Company's credit facility.

     The Company's total noncurrent liabilities increased to $30.0 million as of June 30, 1996 from $12.8 million at June 30, 1995, primarily as a result of additional long term debt of $15.0 million and the issuance of $1.9 million of subordinated notes ($302,000 of which is classified in current liabilities) incurred in connection with the acquisition of Cedar.

     Additional paid in capital increased by $4.3 million from June 30, 1995 to June 30, 1996 primarily as a result of the issuance of 515,000 shares of Common Stock in connection with the acquisition of Cedar. During Fiscal 1996, retained earnings decreased to $0.4 million from $1.0 million as a result of a loss from operations and dividends of $218,000 declared on preferred stock.

     On March 12, 1996, the Company's Board of Directors approved a restructuring plan which involves a relocation of the Company's corporate headquarters to Atlanta, Georgia. The Company has signed a five-year lease, providing for monthly rental payments of approximately $44,000, on the new headquarters and sales and distribution facility in Atlanta which is scheduled for completion in late 1996. The Company has recognized a restructuring charge of $2.3 million and believes that, when completed, the restructuring will result in improvements in operational efficiency.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through the private sale of equity securities and borrowings under the Credit Facility. As of June 30, 1996, the Company had cash of $7.6 million, accounts receivable of $62.7 million, working capital of $22.1 million and available funds under the Credit Facility of approximately $10.7 million.

     Net cash used in operating activities during Fiscal 1996 was $4.9 million primarily as a result of the operating loss and payments on accounts payable at a greater rate than the reduction in accounts receivable and inventory. Included in the reduction of accounts payable was approximately $6.0 million paid to the Company's principal inventory supplier in connection with the acquisition of Cedar.

     Net cash used in investing activities during Fiscal 1996 was approximately $11.6 million as a result of the purchase of substantially all of the assets of Cedar, purchases of office and computer equipment and net cash acquired in the acquisition of Dataprint. Financing activities provided approximately $23.4 million primarily as a result of advances under the Company's line of credit to complete the acquisition of Cedar.

     In connection with the Cedar Acquisition, Systems and Congress amended the Credit Facility to provide increased available borrowings of up to $70.0 million. On September 30, 1996, that Credit Facility was further amended to increase the available credit to $77 million, effective June 30, 1996. The Credit Facility is collateralized by Systems' accounts receivable and inventory and consists of a $27.5 million, 3-year term loan and a $49.5 million revolving line of credit. Interest on the Credit Facility accrues at 1.0% over the prime rate of CoreStates Bank, N.A. (effective rate of 9.25% at September 20, 1996). The Credit Facility, which is used for inventory financing and working capital, will expire in July 1998 and will be automatically renewable for one year at the option of Congress, upon certain terms and conditions. The Credit Facility requires that Systems maintain, at all times, certain net worth and working capital levels, and restricts acquisitions or dispositions of property and the payment of dividends by CIC and Systems. The Credit Facility is guaranteed by CIC.

     During Fiscal 1996, the Company incurred net borrowings of $23.8 million under the Credit Facility. The Company utilized $9.8 million of the Credit Facility to finance the acquisition of Cedar in Fiscal 1996. At September 20, 1996, the Company had an outstanding balance under the Credit Facility of $46.2 million.

     The Company's future capital requirements for operations include financing the growth of working capital items such as accounts receivable and inventory, purchasing equipment and upgrading management information and inventory control systems. The Company believes that cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to fund its operations and meet current obligations for the fiscal year ending June 30, 1997. The Company is attempting to improve cash flow from operations and maintain flexibility in financing both interim and long-term working capital requirements by reducing inventory levels. By centralizing purchases from one location, improving the scheduling and timing of purchases, and utilizing the services of regional aggregators, the Company expects to reduce inventory levels of certain products. In the event the Company expands its operations or makes acquisitions that would require funds in addition to its existing liquid assets, cash flows and proceeds from this Offering, it would have to seek additional debt or equity financing. There can be no assurance that the Company could obtain such financing or that such financing would be available on terms acceptable to the Company.

     The Company has historically attempted to maximize product availability and delivery response times while minimizing inventory levels to reduce the risk of product obsolescence and price fluctuations. Most products are stocked to provide only a 20 to 30 day supply. During Fiscal 1996, the Company turned its inventory an average of every 23 days compared to every 24 days in Fiscal 1995. The Company's management information system provides perpetual inventory management and real-time transaction processing for all product receipts and shipments. The Company conducts frequent physical inventory cycle counts and reconciles such inventory to the Company's perpetual inventory records. Historically, the Company's inventory shrinkage has been less than 0.5% of net sales.

     During the fiscal years ended June 30, 1996, 1995 and 1994, the Company's capital expenditures were approximately $3.4 million, $917,000 and $576,000, respectively.

     Most of the Company's major suppliers, including HP and Sun, provide price protection, in the form of credits, against price reductions by the supplier between the initial sale to the Company and the subsequent sale by the Company to the ultimate consumer. Credits, refunds or other payments to which the Company has been entitled to historically by reason of price protection, offset, in part, any inventory write-downs the Company has incurred as a result of such price reductions. Net inventory write-downs after credits or refunds by suppliers amounted to less than 0.1% of net sales for each of Fiscal 1996 and Fiscal 1995, respectively. Such suppliers accept defective merchandise returned within three to six months after shipment to the Company and its major suppliers permit the Company to return slow-moving current inventory in exchange for other inventory, subject to certain volume limitations.

     The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its credit department, which maintains detailed, computerized, current information on each customer's payment history and other relevant credit information. The Company also subscribes to a national credit reporting service that provides credit rating information regarding customers on an on-line basis. Bad debt expense as a percentage of net sales was less than 0.4% for each of Fiscal 1996 and 1995.

SEASONAL FACTORS

     Because of the broad range of markets served by the Company, the Company's sales have not historically been subject to seasonal fluctuations.

INFLATION

     Inflation has not had a significant impact on the Company's operations as technological advances and industry competition have generally caused microcomputer equipment prices to decline. The Company has experienced few price increases and, historically, has passed them on to its customers, since prices charged by the Company are generally not fixed by long-term contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        PAGE
                                                                                        ----
I. AUDITED FINANCIAL STATEMENTS
COMPUTER INTEGRATION CORP.
     Report of Independent Certified Public Accountants...............................   16
     Consolidated Balance Sheets as of June 30, 1996 and June 30, 1995................   17
     Consolidated Statements of Operations for the Years Ended June 30, 1996, 1995 and
      1994............................................................................   18
     Consolidated Statements of Shareholders' Equity for the Years Ended June 30,
      1996, 1995 and 1994.............................................................   19
     Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and
      1994............................................................................   20
     Notes to Consolidated Financial Statements.......................................   21
     Schedule I -- Condensed Financial Information of Registrant......................   32
     Schedule II -- Valuation and Qualifying Accounts.................................   35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Computer Integration Corp.

     We have audited the accompanying consolidated balance sheets of Computer Integration Corp. and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Integration Corp. and subsidiary at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

West Palm Beach, Florida
August 22, 1996, except for
Note 12 as to which the date
is September 30, 1996

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                              JUNE 30,
                                                                                    -----------------------------
                                                                                        1996             1995
                                                                                    ------------      -----------
                                                     ASSETS
Current assets:
  Cash...........................................................................   $  7,599,051      $   797,678
  Accounts receivable, less allowance of $1,350,988 in 1996 and $495,000 in 1995
    for doubtful accounts........................................................     62,743,319       31,355,179
  Inventories....................................................................     23,705,565       11,547,902
  Deferred income taxes..........................................................      1,843,283          513,272
  Prepaid expenses and other current assets......................................        658,247          353,688
                                                                                    ------------      -----------
        Total current assets.....................................................     96,549,465       44,567,719
Furniture and office equipment, net of accumulated depreciation of $1,634,758 in
  1996 and $770,462 in 1995......................................................      3,176,755        1,693,723
Management information system....................................................      1,833,935               --
Other assets:
  Goodwill, less accumulated amortization of $1,137,491 in 1996 and $508,704 in
    1995.........................................................................     12,446,491        7,705,754
  Deferred income taxes..........................................................             --           51,026
  Other..........................................................................        658,279          736,423
                                                                                    ------------      -----------
                                                                                      13,104,770        8,493,203
                                                                                    ------------      -----------
        Total assets.............................................................   $114,664,925      $54,754,645
                                                                                    ============      ===========
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable under line of credit.............................................   $ 18,746,703      $ 9,920,603
  Accounts payable...............................................................     46,171,003       22,829,019
  Accrued expenses...............................................................      5,862,461        1,497,338
  Restructuring accrual..........................................................      2,300,000               --
  Income taxes payable...........................................................        132,371          215,077
  Current portion of subordinated notes payable..................................        302,440               --
  Current portion of capital lease obligations...................................        265,625           34,655
  Other current liabilities......................................................        619,872          849,110
                                                                                    ------------      -----------
        Total current liabilities................................................     74,400,475       35,345,802
Noncurrent liabilities:
  Term note payable..............................................................     27,500,000       12,500,000
  Subordinated notes payable, less current portion...............................      1,610,560               --
  Capital lease obligations, less current portion................................        508,392            7,753
  Other..........................................................................        400,000          310,260
                                                                                    ------------      -----------
        Total noncurrent liabilities.............................................     30,018,952       12,818,013
COMMITMENTS
Shareholders' equity:
  Preferred stock, $.001 par value, total authorized 2,000,000 shares, issued and outstanding as follows:
    Series A, 9% cumulative, convertible, redeemable preferred stock; 40,000 shares authorized, -0- and 19,250 issued and outstanding at June 30, 1996
     and 1995, respectively......................................................             --               19
    Series B, 9% cumulative, convertible preferred stock; 250 shares authorized,
     -0- issued and outstanding at June 30, 1996 and 1995, respectively..........             --               --
    Series C, 9% cumulative, convertible, redeemable preferred stock; 250 shares authorized, -0- and 125 issued and outstanding at June 30, 1996 and 1995,
     respectively................................................................             --               --
    Series D, 9% cumulative, convertible, redeemable preferred stock; 40,000 and
     -0- shares authorized and 19,250 and -0- issued and outstanding at June 30,
     1996 and 1995, respectively.................................................             19               --
    Series E, 9% cumulative, convertible, redeemable preferred stock; 250 and -0-
     shares authorized and 125 and -0- issued and outstanding at June 30, 1996
     and 1995, respectively......................................................             --               --
  Common stock, $.001 par value, authorized 20,000,000 and 10,000,000 shares, issued and outstanding 6,944,700 and 6,400,000 shares at June 30, 1996 and
    1995, respectively...........................................................          6,945            6,400
  Additional paid-in capital.....................................................      9,809,736        5,534,154
  Retained earnings..............................................................        428,798        1,050,257
                                                                                    ------------      -----------
        Total shareholders' equity...............................................     10,245,498        6,590,830
                                                                                    ------------      -----------
        Total liabilities and shareholders' equity...............................   $114,664,925      $54,754,645
                                                                                    ============      ===========

                            See accompanying notes.

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED JUNE 30,
                                                   ----------------------------------------------
                                                       1996             1995             1994
                                                   ------------     ------------     ------------
Net sales........................................  $449,953,514     $209,225,759     $103,786,343
Cost of goods sold...............................   407,312,468      188,684,517       93,068,719
                                                   ------------     ------------     ------------
Gross profit.....................................    42,641,046       20,541,242       10,717,624
Selling, general and administrative expenses:
  Salaries and benefits..........................    25,123,714       11,743,015        6,732,934
  Other selling, general and administrative......     6,587,542        2,563,828        1,202,715
  Depreciation and amortization..................     1,493,083          866,255          423,031
  Occupancy costs................................     2,058,673          801,888          396,237
  Restructuring charge...........................     2,300,000               --               --
                                                   ------------     ------------     ------------
                                                     37,563,012       15,974,986        8,754,917
                                                   ------------     ------------     ------------
Income from operations...........................     5,078,034        4,566,256        1,962,707
Interest expense.................................     4,838,448        2,564,792        1,102,088
Other -- costs associated with public
  offerings......................................       486,098               --          509,000
                                                   ------------     ------------     ------------
(Loss) income before income taxes and
  extraordinary item.............................      (246,512)       2,001,464          351,619
Income taxes.....................................       156,697          868,572          265,195
                                                   ------------     ------------     ------------
(Loss) income before extraordinary item..........      (403,209)       1,132,892           86,424
Extraordinary item -- gain on extinguishment of
  debt (net of current income taxes of
  $108,500)......................................            --               --          165,300
                                                   ------------     ------------     ------------
Net (loss) income................................      (403,209)       1,132,892          251,724
Less required dividends on convertible preferred
  stock..........................................      (218,250)        (202,296)        (170,771)
                                                   ------------     ------------     ------------
(Loss) income applicable to common stock.........  $   (621,459)    $    930,596     $     80,953
                                                    ===========      ===========      ===========
(Loss) income per common share:
  (Loss) income before extraordinary item........  $       (.09)    $        .15     $       (.02)
  Extraordinary item -- gain on extinguishment of
     debt........................................            --               --              .03
                                                   ------------     ------------     ------------
  Net (loss) income applicable to common stock...  $       (.09)    $        .15     $        .01
                                                    ===========      ===========      ===========
Common shares and common share equivalents
  outstanding....................................     6,916,383        6,409,000        5,900,000
                                                    ===========      ===========      ===========

                            See accompanying notes.

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       PREFERRED STOCK      COMMON STOCK      ADDITIONAL
                                       ---------------   ------------------    PAID-IN      RETAINED
                                       SHARES   AMOUNT    SHARES     AMOUNT    CAPITAL      EARNINGS
                                       ------   ------   ---------   ------   ----------   ----------
Balance at June 30, 1993.............      --    $ --    5,302,035   $5,302   $2,443,414   $  134,638
  Exercise of stock purchase
     warrants........................      --      --      439,805      440       34,560           --
  Issuance of common stock to acquire
     NEG, Inc........................      --      --      158,160      158      158,002           --
  Net income.........................      --      --           --       --           --      251,724
  Dividends declared on preferred
     stock ($1.04 per share).........      --      --           --       --           --     (248,165)
                                       ------   ------   ---------   ------   ----------   ----------
Balance at June 30, 1994.............      --      --    5,900,000    5,900    2,635,976      138,197
  Proceeds from sale of Series A
     preferred stock, less offering
     costs of $26,303................  19,250      19           --       --    1,898,678           --
  Issuance of Series B and Series C
     preferred stock in connection
     with the acquisition of
     Dataprint, Inc..................     250      --           --       --    1,000,000           --
  Conversion of Series B preferred
     stock into common stock.........    (125)     --      500,000      500         (500)          --
  Net income.........................      --      --           --       --           --    1,132,892
  Dividends declared on preferred
     stock ($8.94 and $390.57 per
     share for Series A and Series C,
     respectively)...................      --      --           --       --           --     (220,832)
                                       ------   ------   ---------   ------   ----------   ----------
Balance at June 30, 1995.............  19,375      19    6,400,000    6,400    5,534,154    1,050,257
  Issuance of common stock in
     connection with the acquisition
     of substantially all of the
     assets of Cedar Computer Center,
     Inc., less present value
     assigned to guarantee of
     $903,573........................      --      --      515,000      515    4,245,912           --
  Exchange of Series A and Series C
     preferred stock for Series D and
     Series E preferred stock,
     respectively....................      --      --           --       --           --           --
  Exercise of stock options..........      --      --       25,250       25       25,225           --
  Common stock grants to employees...      --      --        4,450        5        4,445           --
  Net loss...........................      --      --           --       --           --     (403,209)
  Dividends declared on preferred
     stock ($9.00 and $360.00 per
     share for Series D and Series E,
     respectively)...................      --      --           --       --           --     (218,250)
                                       ------   ------   ---------   ------   ----------   ----------
Balance at June 30, 1996.............  19,375    $ 19    6,944,700   $6,945   $9,809,736   $  428,798
                                       ======   ======   =========   ======   ==========   ==========

                            See accompanying notes.

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED JUNE 30,
                                                                             ------------------------------------------
                                                                                 1996           1995           1994
                                                                             ------------   ------------   ------------
OPERATING ACTIVITIES
Net (loss) income..........................................................  $   (403,209)  $  1,132,892   $    251,724
Adjustments to reconcile net (loss) income to net cash used in operating activities:
  Extraordinary item -- gain on extinguishment of debt.....................            --             --       (273,800)
  Depreciation expense.....................................................       864,296        502,354        305,177
  Goodwill amortization....................................................       628,787        363,901        117,854
  Deferred loan cost amortization..........................................       281,706        206,113        205,385
  Provision for bad debts..................................................     1,638,659        374,574        249,169
  Restructuring charge.....................................................     2,300,000             --             --
  Common stock grants to employees.........................................         4,450             --             --
  Deferred income taxes....................................................    (1,278,985)      (104,593)      (135,106)
  Costs associated with public offerings -- noncash portion................            --             --        164,780
  Changes in operating assets and liabilities, exclusive of effects of purchase business combinations:
    Accounts receivable....................................................     6,296,334     (8,821,703)    (2,435,650)
    Inventories............................................................     3,894,685        976,664     (3,247,131)
    Prepaid expenses and other current assets..............................      (237,338)      (195,939)        99,502
    Other assets...........................................................      (189,117)      (355,718)        63,322
    Accounts payable.......................................................   (19,137,447)     4,764,746        457,130
    Accrued expenses and other current liabilities.........................       329,751       (844,247)       253,676
    Other noncurrent liabilities...........................................        89,740        (94,625)       404,889
                                                                             ------------   ------------   ------------
Net cash used in operating activities......................................    (4,917,688)    (2,095,581)    (3,519,079)
INVESTING ACTIVITIES
Purchase of substantially all of the assets of Cedar Computer Center,
  Inc......................................................................    (9,591,647)      (273,932)            --
Purchase of Dataprint, Inc., net of cash acquired..........................      (462,000)       260,494             --
Purchase of Copley Systems Corporation, net of cash acquired...............            --             --       (135,868)
Acquisition of property and equipment......................................    (1,582,741)      (917,469)      (576,254)
                                                                             ------------   ------------   ------------
Net cash used in investing activities......................................   (11,636,388)      (930,907)      (712,122)
FINANCING ACTIVITIES
Proceeds from sale of capital stock, net of offering costs.................            --      1,830,716             --
Proceeds from exercise of stock purchase warrants..........................            --             --         35,000
Proceeds from exercise of stock options....................................        25,250             --             --
Net increase (decrease) in notes payable under line of credit..............     8,826,100       (484,254)     5,949,178
Proceeds received on term note payable.....................................    15,000,000      2,500,000             --
(Repayments) on subordinated notes payable.................................      (164,220)      (779,861)            --
Payment of capital lease obligations.......................................      (113,431)       (39,635)       (88,187)
Repayment of long-term debt................................................            --             --     (1,636,423)
Preferred stock dividends paid.............................................      (218,250)      (112,605)      (189,618)
                                                                             ------------   ------------   ------------
Net cash provided by financing activities..................................    23,355,449      2,914,361      4,069,950
                                                                             ------------   ------------   ------------
Net increase (decrease) in cash............................................     6,801,373       (112,127)      (161,251)
Cash at beginning of period................................................       797,678        909,805      1,071,056
                                                                             ------------   ------------   ------------
Cash at end of period......................................................  $  7,599,051   $    797,678   $    909,805
                                                                              ===========    ===========    ===========
SUPPLEMENTAL INFORMATION
Interest paid..............................................................  $  4,416,418   $  2,355,083   $    889,847
                                                                              ===========    ===========    ===========
Income taxes paid..........................................................  $  1,512,893   $  1,201,638   $    115,005
                                                                              ===========    ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends accrued included in other current liabilities....  $    108,228   $    108,228   $         --
                                                                              ===========    ===========    ===========
Costs associated with management information system included in accrued
  expenses.................................................................  $    988,895   $         --   $         --
                                                                              ===========    ===========    ===========
Costs associated with management information system under capital leases...  $    845,040   $         --   $         --
                                                                              ===========    ===========    ===========

See Note 2 for disclosure of noncash transactions associated with the acquisition of substantially all of the assets of Cedar Computer Center, Inc. and the acquisitions of Dataprint, Inc. and NEG, Inc.

                            See accompanying notes.

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

     The consolidated financial statements include the accounts of Computer Integration Corp. (CIC), and its wholly-owned operating subsidiary, CIC Systems, Inc. (CICS) (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

     On July 12, 1994, NEG, Inc.'s (NEG) shareholders approved a merger of NEG with and into CIC for the purpose of reincorporating NEG in Delaware (see Note
2). CIC is the surviving corporation of the merger. As such, all references in the consolidated financial statements will be made to CIC.

     CIC is a reseller of microcomputers, workstations and related products to large and medium-sized corporations, federal, state and local governmental entities and colleges and universities throughout the United States. The Company distributes a broad range of microcomputer related products from major hardware manufacturers and software developers which include Hewlett-Packard Company (see
Note 3); Compaq Computer Corporation; Sun Microsystems Computer Corporation; Toshiba America Information Systems, Inc.; International Business Machines
(IBM); Lex Mark International; Epson America, Inc.; NEC Technologies, Inc.; 3COM, Inc.; Canon Computer Systems, Inc.; Novell, Inc. and Microsoft Corporation.

CONCENTRATION OF CREDIT RISK

     Accounts receivable are primarily from business, governmental, educational and individual customers located throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover probable credit losses.

INVENTORIES

     Inventories, which consist of finished goods available for sale, are valued at the lower of average cost or market value.

REVENUE RECOGNITION

     The Company recognizes revenue upon the shipment of ordered merchandise and as technical services are rendered.

FURNITURE AND OFFICE EQUIPMENT

     Furniture and office equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years.

MANAGEMENT INFORMATION SYSTEM

     The costs incurred by the Company in connection with the development of new management information system have been capitalized and will be amortized over five years. Management estimates that additional costs of approximately $2.5 million will be incurred before the system is completed in 1997. Management is currently negotiating financing for the development costs through a third-party lease arrangement.

GOODWILL

     Goodwill related to acquired businesses is being amortized on the straight-line method over a 20-year period.

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

     The Company, at each balance sheet date, evaluates the recovery of the carrying amount of goodwill by determining if any impairment indicators are present. These indicators include duplication of resources resulting from acquisitions, income derived from businesses acquired and other factors. If this review indicates that goodwill will not be recoverable, as principally determined based on the estimated undiscounted cash flows of the entity over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of future cash flows.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amount of cash approximates its fair value. The fair value of the Company's notes payable and capital lease obligations are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of these instruments approximates market value as of June 30, 1996.

EARNINGS PER COMMON SHARE

     Earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average of common shares and, if dilutive, common share equivalents outstanding during the periods. Common share equivalents represent the potentially dilutive effect of the assumed exercise of certain outstanding stock options. The effect of convertible preferred stock is not included in the calculation since it does not have a dilutive effect on the earnings per common share. The shares used in the calculation have been retroactively adjusted to give effect to the exchange ratio prescribed in the reorganization agreement with NEG (see Note 2).

ACCOUNTING PRONOUNCEMENT ADOPTED IN CURRENT PERIOD

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which was implemented by the Company during the current fiscal year. The adoption of SFAS No. 121 did not impact the financial condition or results of operations of the Company.

ACCOUNTING PRONOUNCEMENT TO BE ADOPTED IN FUTURE PERIODS

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation issued to employees. The statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under APB Opinion No. 25, SFAS No. 123 requires disclosure of the pro forma affect on net income and earnings per share of its fair value based accounting for those arrangements. These requirements are effective for fiscal year years beginning after December 15, 1995, or upon initial adoption of the statement, if earlier. The Company has determined that it will not adopt the recognition and measurement provisions of that statement. Accordingly, the Company will continue to account for stock-based compensation in accordance with APB Opinion No. 25 and will begin providing the pro forma disclosures required by SFAS No. 123 in the Company's consolidated financial statements for the year ending June 30, 1997.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

2. ACQUISITIONS

     Effective July 1, 1995, the Company acquired substantially all of the assets and assumed all of the trade payables and certain other liabilities of Cedar Computer Center, Inc. (Cedar), an Iowa corporation, for a combination of cash, notes and securities of the Company. The purchase price for the net assets of Cedar and related acquisition costs consisted of approximately $9,865,579 in cash, $3,760,000 of subordinated promissory notes, $515,000 representing the fair value at the date of acquisition of 515,000 shares of the Company's common stock and $3,731,427 representing the fair value of the Company's guarantee that the common stock will have a market value of $10 per share at the end of three years following the sale. The fair value of the Company's guarantee is included in additional paid-in capital at June 30, 1996. Any payments required to be made by the Company under the guarantee will first be applied against the amount recorded and any excess will be charged against earnings in the period paid. The cash portion of the purchase price was obtained from a $70 million revolving credit facility from Congress Financial Corporation (New England).

     The total purchase price of $17,872,006 was allocated to assets acquired and liabilities assumed, based on their respective estimated fair values. The excess of the purchase price over the aggregate amount assigned to the identifiable net assets acquired was recorded as an intangible asset (goodwill) which will be amortized using the straight-line method over 20 years. The initial allocation of the purchase price is summarized as follows:

    Accounts receivable....................................................  $ 40,773,369
    Inventories............................................................    16,052,348
    Furniture and office equipment.........................................       764,587
    Prepaid expenses.......................................................       155,598
    Accounts payable and accrued expenses..................................   (44,063,184)
                                                                             ------------
    Fair value of assets acquired, net of liabilities assumed..............    13,682,718
    Goodwill...............................................................     4,189,288
                                                                             ------------
                                                                             $ 17,872,006
                                                                              ===========

     The asset purchase agreement related to the acquisition of Cedar provided for adjustment of the purchase price based on the ultimate realization of certain assets and the assumption of certain liabilities. As a result of such adjustments, the asset purchase agreement was amended to reflect a reduction of $2,025,016 in the net assets acquired and a corresponding reduction in the purchase price of $1,682,780 through a reduction of subordinated seller notes. Goodwill increased by $342,236 as a result of this purchase price adjustment.

     At the time Cedar was acquired, management, with the approval of the Board of Directors, was assessing the activities conducted at Cedar to determine which functions, if any, were duplicative and should be eliminated. This assessment, which was completed in the second quarter, resulted in a plan to exit certain activities conducted by Cedar and resulted in the accrual of employee termination benefits of $311,000, write-off of assets no longer required of $200,000, lease termination payments of $52,000 and other costs associated with the facility closing of $237,000. Goodwill was increased by $800,000. While these actions have been substantially completed, due to the timing of the pay-outs, approximately $500,000 of the liability remains to be paid at June 30, 1996.

     The results of operations of Cedar have been included in the Company's consolidated statement of operations since the effective date of acquisition, July 1, 1995. The following summarizes unaudited pro forma results of operations for the year ended June 30, 1995 assuming the acquisition occurred at July 1, 1994.

            Sales..................................................  $462,543,000
            Net income.............................................     4,255,000
            Net income per common share............................           .57

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

     The pro forma results have been prepared for analysis only and do not purport to be indicative of the results of operations which would have resulted had the combination been in effect on the date indicated or which may result in the future.

     Effective July 1, 1994, the Company acquired all of the capital stock of Dataprint, Inc. (Dataprint), a value added reseller of microcomputers and related equipment and products, in a transaction that was accounted for as a purchase business combination. The purchase price of $9,650,000 and acquisition costs of $260,439 were paid with cash of $1,371,089, issuance of notes payable of $250,000 and $1,000,000 in convertible preferred stock of CIC, direct proceeds from CICS's revolving line of credit of $7,100,000 and other liabilities incurred of $189,350. The total purchase price of $9,910,439 was allocated to assets acquired and liabilities assumed, based on their respective estimated fair values. The excess of the purchase price over the aggregate amount assigned to the net tangible assets acquired was recorded as an intangible asset that is being amortized using the straight-line method over 20 years. The allocation of the purchase price is summarized as follows:

    Cash....................................................................  $ 1,631,583
    Accounts receivable.....................................................    6,304,513
    Inventories.............................................................    4,472,512
    Furniture and office equipment..........................................      177,730
    Prepaid expenses........................................................       17,645
    Accounts payable and accrued expenses...................................   (8,095,397)
                                                                              -----------
    Fair value of assets acquired, net of liabilities assumed...............    4,508,586
    Goodwill................................................................    5,401,853
                                                                              -----------
                                                                              $ 9,910,439
                                                                              ===========

     Based on operating results of Dataprint for the years ended June 30, 1996 and 1995, the Company incurred additional purchase price of $38,000 and $462,000, respectively, related to performance against a maximum contingent earn out of $500,000. Such amounts are included in goodwill at June 30, 1996.

     The results of operations of Dataprint have been included in the Company's consolidated statements of operations since the effective date of acquisition, July 1, 1994. The following summarizes unaudited pro forma results of operations for the year ended June 30, 1994 assuming the acquisition occurred at July 1, 1993.

            Sales..................................................  $165,215,000
            Income before extraordinary item.......................     1,327,000
            Net income.............................................     1,492,000
            Net income per common share:
              Primary..............................................           .17
              Fully diluted........................................           .16

     The pro forma results have been prepared for analysis only and do not purport to be indicative of the results of operations that would have resulted had the combination been in effect on the date indicated or which may result in the future.

     In connection with the Company's acquisition of Dataprint, the Company paid an acquisition fee of $125,000 to R.G. Farrell, Inc., a company owned and controlled by the president of the Company.

     On May 23, 1994, CIC executed a Reorganization Agreement with NEG whereby NEG exchanged shares of its common stock at a predetermined, negotiated exchange ratio for all of the issued and outstanding shares of CIC's preferred and common stock. Pursuant to the terms of the offer, CIC preferred and common shareholders were offered in a private transaction 3 and 1.256585 shares, respectively, of NEG's shares of

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY common stock for each outstanding share of CIC preferred and common stock. This in-substance recapitalization has been retroactively reflected in the consolidated financial statements.

     After the exchange, CIC's and NEG's former shareholders owned approximately 97% and 3%, respectively, of the 5,900,000 shares of outstanding common stock. As a result of the change in ownership and the fact that all of NEG's Board of Directors resigned and were replaced by the existing directors of CIC, the transaction was accounted for as a reverse acquisition, that is as an acquisition of NEG by CIC. The value assigned to the stock held by shareholders of NEG, along with net liabilities assumed and costs related to the acquisition totaling approximately $319,000, were charged against earnings as costs associated with becoming a public company (see Note 9).

3. INVENTORIES

     The Company purchases a substantial portion of its inventory from one supplier, with which the Company has a signed U.S. reseller agreement that expires on February 28, 1997. The Company purchased approximately $264,800,000 for the year ended June 30, 1996 and $131,200,000 in 1995 from this single supplier. At June 30, 1996 and 1995, amounts due to this supplier included in accounts payable were approximately $33,000,000 and $15,600,000, respectively.

4. BORROWINGS

     The Company's borrowings consist of the following:

     NOTES PAYABLE

                                                                           JUNE 30,
                                                                   ------------------------
                                                                      1996          1995
                                                                   -----------   ----------
    Revolving line of credit with a bank, due on demand, interest payable at 1% over the prime rate of Philadelphia National
      Bank (effective rate 9.25% at June 30, 1996 and 11.00% at
      June 30, 1995).............................................  $18,746,703   $9,895,603
    Note payable to shareholder with interest accruing at 10% per
      annum, payable on August 1, 1995...........................           --       25,000
                                                                   -----------   ----------
                                                                   $18,746,703   $9,920,603
                                                                   ===========   ==========

     During 1995, the Company entered into a $31.5 million bank-credit agreement that provided a $19.0 million revolving line of credit and a $12.5 million term loan through August 5, 1998. In 1996, the amount available under such agreement was increased to $70 million in connection with the acquisition of substantially all of the assets of Cedar and the due date was extended to July 1, 1998. The allocation between the revolving line and the term loan was $42.5 million and $27.5 million, respectively. This credit agreement is collateralized by all of the Company's trade accounts receivable and inventory, which have a combined carrying value of approximately $86,449,000 at June 30, 1996. Under the revolving portion of the line of credit, the Company may borrow up to a maximum of $42.5 million, including a $10 million irrevocable letter of credit that was issued during 1996 to a major supplier of the Company. This irrevocable letter of credit partially secures an account payable to this supplier of approximately $33 million at June 30, 1996. The $27.5 million term note payable is discussed below. At June 30, 1996, the Company has approximately $10.7 million available under this credit agreement. The credit agreement prohibits the Company from paying any dividends on its common stock and requires that the Company maintain minimum levels of working capital and adjusted net worth, both as defined in the agreement. (See Note 12.)

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

TERM NOTE PAYABLE

     As discussed above, at June 30, 1996, the Company has a $27.5 million term note payable to bank. This note requires monthly interest payments of 1% over the prime rate of the Philadelphia National Bank (9.25% effective rate at June 30, 1996) and matures on July 1, 1998.

SENIOR SUBORDINATED DEBT

     On June 25, 1993, the Company issued $1.2 million in 9% convertible senior subordinated notes. On February 22, 1994, such note was canceled and a new agreement was entered into requiring the Company to repay $1 million in monthly installments through December 31, 1994. As a result of the new agreement, the Company recorded a gain of $273,800, representing a reduction of $200,000 in principal and forgiveness of $73,800 of accrued interest. This amount has been classified as an extraordinary item (net of tax) in the June 30, 1994 consolidated statement of income.

SUBORDINATED DEBT

     In connection with the acquisition of substantially all of the assets of Cedar (see Note 2), subordinated promissory notes in the aggregate principal amount of $3,510,000 and a short-term promissory note in the principal amount of $250,000 were issued to the seller. The subordinated promissory notes are payable in four annual installments of principal and interest at an interest rate of 7.25% per annum, commencing on July 2, 1996 through July 2, 1999. The short-term promissory note was payable in six equal monthly installments of principal and interest rate of 10% per annum, and has been fully satisfied at June 30, 1996.

     As a result of the purchase price adjustments, described in Note 2, the aggregate principal amount of the subordinated promissory notes was reduced to $1,913,000 under the same terms and conditions. Future annual principal maturities of the subordinated promissory notes for the year ended June 30 are as follows: 1997 -- $302,440; 1998 -- $267,440; 1999 -- $671,560;
2000 -- $671,560.

     The notes are subordinate and junior in right of payment to the prior payment of all indebtedness of CICS to its senior lenders, secured by a pledge of 15% of the issued and outstanding shares of common stock of CICS subject to the prior security interest of CICS' senior lenders and is guaranteed by the Company.

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

5. INCOME TAXES

     Significant components of the Company's deferred income tax assets and liabilities at June 30, 1996 and 1995 are as follows:

                                                                     1996          1995
                                                                  ----------     ---------
    Deferred income tax assets:
      Allowance for doubtful accounts...........................  $  724,622     $ 215,325
      Inventory.................................................     421,124       249,983
      Deferred revenue..........................................     108,094       140,821
      Restructuring charges.....................................     921,733            --
      Net operating loss carryforwards..........................      46,313            --
      Other.....................................................          --       108,156
                                                                  ----------     ---------
              Total deferred income tax assets..................   2,221,886       714,285
    Deferred income tax liabilities:
      Goodwill..................................................    (143,865)           --
      Depreciation..............................................    (182,031)     (149,987)
      Other.....................................................     (52,707)           --
                                                                  ----------     ---------
              Total deferred income tax liabilities.............    (378,603)     (149,987)
              Net deferred income tax asset.....................  $1,843,283     $ 564,298
                                                                   =========     =========

     The provision for income taxes as of June 30, 1996, 1995 and 1994 consists of the following:

                                                        1996           1995          1994
                                                     -----------     ---------     ---------
    Current:
      Federal......................................  $ 1,145,589     $ 743,420     $ 408,801
      State........................................      290,093       229,745       100,000
                                                     -----------     ---------     ---------
                                                       1,435,682       973,165       508,801
    Deferred:
      Federal......................................   (1,014,435)      (81,751)     (130,747)
      State........................................     (264,550)      (22,842)       (4,359)
                                                     -----------     ---------     ---------
                                                      (1,278,985)     (104,593)     (135,106)
                                                     -----------     ---------     ---------
                                                     $   156,697     $ 868,572     $ 373,695
                                                     ===========     =========     =========

     The reconciliation of income taxes attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense as of June 30, 1996, 1995 and 1994 is as follows:

                                                           1996         1995         1994
                                                         --------     --------     --------
    Tax (benefit) at statutory rates...................  $(83,814)    $680,498     $212,642
    Increase resulting from:
      Effect of state income taxes.....................    76,279      154,050       36,900
      Amortization of goodwill.........................   138,830      120,088       28,769
      Differences arising from acquisition of NEG......        --           --      126,029
      Other............................................    25,402      (86,064)     (30,645)
                                                         --------     --------     --------
              Total....................................  $156,697     $868,572     $373,695
                                                         ========     ========     ========

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

6. CAPITAL STOCK

     On July 12, 1994, shareholders approved a proposal to amend the number of authorized shares of preferred and common stock to 2,000,000 and 10,000,000, respectively. The existing par value and number of shares outstanding remain unchanged. At the same meeting, shareholders approved the adoption of the 1994 stock option plan and reserved 500,000 shares of common stock for future issuance and issued three new classes of preferred stock as follows:

        - Series A, 9% cumulative, convertible, redeemable preferred stock $.001 par value, 40,000 shares authorized, 19,250 shares issued and outstanding, stated value $100 per share.

        - Series B, 9% cumulative, convertible preferred stock $.001 par value, 250 shares authorized, 125 shares were issued and subsequently converted into 500,000 shares of common stock during July 1994.

        - Series C, 9% cumulative, convertible, redeemable preferred stock $.001 par value, 250 shares authorized, 125 shares issued and outstanding, stated value $4,000 per share.

     At the October 12, 1995 annual stockholders meeting, the stockholders approved the following:

        - An increase in the number of authorized shares of capital stock from 12,000,000 shares to 22,000,000 shares, including an increase in the number of authorized shares of common stock from 10,000,000 shares to 20,000,000 shares.

        - An amendment to the Company's 1994 Stock Option Plan (the Plan) to increase the total number of shares reserved for issuance under the Plan from 500,000 to 1,050,000 shares and modify the formula under the Plan to grant each nonemployee director a nonqualified option to purchase 10,000 shares of the Company's common stock upon election to the Board of Directors or one year anniversary of election and continued service on the Board.

     On April 3, 1996, the Company's Board of Directors authorized the issuance of two new series of cumulative convertible redeemable preferred stock, designated Series D and Series E. The Series D preferred stock is identical to the Company's existing Series A preferred stock, and Series E preferred stock is identical to the Company's existing Series C preferred stock, with the single exception that the mandatory conversion feature of the Series A and Series C preferred stock has been modified to extend the date of that conversion from five to ten days upon the completion of a public offering of common stock and the trading of such stock at a price equal to or greater than $4.00 per share.

     On May 5, 1996, the Company completed a private exchange offer with the holders of its outstanding shares of Series A and Series C preferred stock. As a result of the exchange offer, the Company issued 19,250 shares of Series D preferred stock in exchange for 19,250 outstanding shares of Series A preferred stock and 125 shares of Series E preferred stock in exchange for 125 outstanding shares of Series C preferred stock.

     Holders of the Series D and Series E cumulative, convertible, redeemable preferred stock are entitled to receive, when, as and if declared by the Board, cumulative annual dividends of 9% of their respective stated values per share of $100 and $4,000, payable in cash or in kind. Such dividends are payable on January 31 and July 31. Accrued but unpaid dividends shall be cumulative, but shall not bear interest. Dividends paid during the year ended June 30, 1996 and 1995 totaled $218,250 and $112,605, respectively. So long as any shares of Series D and Series E preferred stock are outstanding, no dividends may be paid on the common stock or any series of preferred stock ranking junior to the Series D and Series E preferred stock, until all dividends accrued on the Series D and Series E preferred stock have been paid for the current and all prior periods. Except as, and if required by law, and as herein described, the Series D and Series E preferred stock are nonvoting. In the limited event the Company fails to declare and pay dividends for two consecutive Dividend Payment Dates, and for so long as such failure is continuing, the holders of a majority of each of the Series D preferred stock

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY are entitled to vote separately as a class to elect one additional director per series to the Board of Directors of the Company.

     Following the effective date of a registration of securities by the Company with the Securities and Exchange Commission, the shares of Series D preferred stock will be convertible at any time and from time to time at the option of the holder thereof into shares of common stock of the Company at a conversion rate (the Series D Conversion Rate) of 40 shares of common stock for each share of Series D preferred stock. The shares of Series E preferred stock are convertible at any time and from time to time at the option of the holder thereof into shares of common stock of the Company at a conversion rate (the Series E Conversion Rate) of 4,000 shares of common stock for each share of Series E preferred stock. The shares of Series D or Series E preferred stock will automatically and mandatorily convert at the same Series D and Series E Conversion Rate, as applicable, into common stock at such time as the Company has completed a public offering of common stock and, thereafter, the common stock has traded for ten consecutive days at a bid and ask price equal to or greater than $4.00 per share.

     The shares of Series D and Series E preferred stock are subject to redemption by the Company at its option at any time and from time to time, after one year from the date of issue at a redemption price of 110% of their respective stated values of $100 and $4,000 per share of the Series D and Series E preferred stock, respectively, plus all accrued and unpaid dividends as of the date of redemption.

     Prior to the July 1994 issuance of the three classes of preferred stock discussed above and during May 1994, all prior outstanding convertible preferred stock was exchanged for shares of common stock (see Note 2). There were no shares of preferred stock outstanding at June 30, 1994.

     During the year ended June 30, 1994, the Company paid its annual cash dividend of 8% of the stated value per share of preferred stock of $10 to holders of record on July 31, 1993 and January 31, 1994 in the amount of $189,618. On July 12, 1994, the Board of Directors declared a special final dividend to such holders from February 1, 1994 through May 23, 1994, the exchange date. This dividend of $58,547 has been accrued and included in the June 30, 1994 consolidated balance sheet and related earnings per share computation.

     Stock Options: The 1994 Stock Option Plan, as amended, permits the granting of incentive and nonqualified stock options as provided in the relevant sections of the Internal Revenue Code. Under the plan, options may be granted at prices not less than the fair market value on the date of the grant. The term of each option and the manner in which it may be exercised is determined by the Board of Directors at the date of each grant, and options are for a period of no more than ten years. A summary of stock option activity related the 1994 stock option plan, as amended, is as follows:

                                        NUMBER OF                                           NUMBER
                                     SHARES RESERVED   NUMBER OF SHARES   OPTION PRICE     OF SHARES
                                       FOR OPTIONS      UNDER OPTIONS       PER SHARE     EXERCISABLE
                                     ---------------   ----------------   -------------   -----------
    Balance at June 30, 1993.......            --                --
    Shares issuable................       500,000                --
    Granted........................            --            40,000       $.10 -- $1.00
                                        ---------           -------
    Balance at June 30, 1994.......       500,000            40,000       $.10 -- $1.00
    Granted........................            --           460,000       $1.00 -- $1.10
    Expired........................            --            (5,000)          $.10
                                        ---------           -------
    Balance at June 30, 1995.......       500,000           495,000       $.10 -- $1.10     180,000
    Additional shares issuable.....       550,000                --
    Granted........................            --           437,750           $4.00
    Exercised......................            --           (25,250)          $1.00
    Expired........................            --            (3,850)          $1.00
                                        ---------           -------
    Balance at June 30, 1996.......     1,050,000           903,650       $.10 -- $4.00     470,000
                                        =========           =======

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

7. COMMITMENTS

OPERATING LEASES

     The Company is committed through 2000 under various leases relating to facilities and equipment. Some leases have renewal clauses which may be extended, at the option of the Company, beyond their respective terms. These leases require fixed rental payments and require payments of property taxes and insurance. Rent expense for the Company relating to all of the above noncancelable lease agreements was approximately $1,788,000, $636,000 and $305,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Included in rent expense for the year ended June 30, 1996 and 1995 is approximately $264,000 paid to a shareholder of the Company. At June 30, 1996, the approximate future minimum annual rentals due under the noncancelable leases are as follows:

    1997.....................................................................  $1,697,000
    1998.....................................................................   1,133,000
    1999.....................................................................     233,000
    2000.....................................................................      32,000
                                                                                ---------
                                                                               $3,095,000
                                                                                =========

     In connection with the Company's planned relocation and consolidation (see
Note 11), the Company signed a ten-year lease on a new headquarters and sales and distribution facility which commences upon substantial completion of the facility and is scheduled for completion in fiscal 1997. The lease agreement requires fixed monthly rental payments of approximately $44,000 increasing by 2% each year following commencement and requires payments of property taxes and insurance. The Company has the option to extend the lease for a five-year period beyond the original term and may cancel the original lease following the end of the fifth year, and anytime thereafter upon written notice, subject to the payment of a cancellation fee, as defined.

CAPITAL LEASES

     The Company has entered into capital equipment leases for approximately $973,000 which expire at varying dates through March 1998. At June 30, 1996, accumulated amortization on this equipment was approximately $99,000. Amortization of property under these leases is included in depreciation and amortization in the accompanying consolidated financial statements. At June 30, 1996, future minimum lease payments pursuant to these leases are as follows:

    1997.....................................................................  $ 345,286
    1998.....................................................................    339,169
    1999.....................................................................    225,322
                                                                               ---------
    Total minimum lease payments.............................................    909,777
    Less amounts representing interest of approximately 9%...................   (135,760)
                                                                               ---------
    Present value of minimum lease payments..................................    774,017
    Less current portion.....................................................   (265,625)
                                                                               ---------
                                                                               $ 508,392
                                                                               =========

OTHER

     The Company is a guarantor of a mortgage note payable, with an outstanding balance of approximately $480,000 which encumbers a building that is owned by the former owner of Copley Systems Corporation.

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

8. PROFIT SHARING AND 401(K) PLANS

     The Company had a profit sharing plan covering all qualified employees. As of June 30, 1993, the profit sharing feature of the plan was frozen, and effective September 1, 1993, the Company amended the plan by introducing a 401(k) plan. Future full-time employees shall be eligible to become participants upon attaining age 21 and completing three months of service. Employer contributions are at the sole discretion of the Board of Directors. Contributions for the years ended June 30, 1996, 1995 and 1994 were $112,144, $128,012 and $96,680, respectively.

9. COSTS ASSOCIATED WITH PUBLIC OFFERINGS

     CIC became a public company through a merger with NEG in May 1994 (see Note
2). The costs associated with this transaction approximated $319,000 and were charged against earnings during the year ended June 30, 1994.

     In the first quarter of 1996 and 1994, the Company incurred approximately $486,000 and $190,000, respectively, in connection with the preparation of Registration Statements on Form S-1. These public offerings were terminated and the related costs were charged against earnings during the year ended June 30, 1996 and 1994, respectively.

10. MAJOR CUSTOMER

     A major customer accounted for approximately 10% and 17% of sales for the years ended June 30, 1995 and 1994, respectively. No individual customer accounted for greater than 10% of sales for the year ended June 30, 1996.

11. RESTRUCTURING CHARGE

     During the fourth quarter of 1996, the Company recorded a special charge of $2.3 million for restructuring costs associated with the planned relocation and consolidation of the Company's headquarters, sales and distribution facilities. Management believes that these actions, once completed, will result in improvements in operational efficiency. These costs include approximately $1.7 million for severance benefits for approximately 125 affected employees, $400,000 for the write-off of property and equipment which will no longer be required and approximately $200,000 for lease extension and termination costs and other activities to close the existing facilities. As of June 30, 1996, none of the charge has been utilized. Based on management's plan, it is anticipated that a substantial portion of the charge will be expended during fiscal 1997 and the remainder during the first half of fiscal 1998.

12. SUBSEQUENT EVENT

     On September 30, 1996, the Company amended its financing agreement with its primary lender, effective June 30, 1996, including an increase in the available credit from $70 million to $77 million and modification of certain financial covenants.

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                                                                             JUNE 30,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
                             ASSETS
Current assets:
  Cash............................................................  $   100,954     $   147,085
  Other...........................................................    1,713,267         193,161
                                                                    -----------     -----------
Total current assets..............................................    1,814,221         340,246
Other assets (principally investment in CIC Systems, Inc.)........   37,687,538      20,981,351
                                                                    -----------     -----------
                                                                    $39,501,759     $21,321,597
                                                                     ==========      ==========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities...............................................  $   935,665     $   288,224
Long-term debt....................................................    1,610,560              --
Other noncurrent liabilities (principally amount due to CIC
  Systems, Inc.)..................................................   26,710,036      14,442,543
                                                                    -----------     -----------
Total liabilities.................................................   29,256,261      14,730,767
Shareholders' equity:
  Preferred stock.................................................           19              19
  Common stock....................................................        6,945           6,400
  Other shareholders' equity......................................   10,238,534       6,584,411
                                                                    -----------     -----------
Total shareholders' equity........................................   10,245,498       6,590,830
                                                                    -----------     -----------
                                                                    $39,501,759     $21,321,597
                                                                     ==========      ==========

                            See accompanying notes.

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED JUNE 30,
                                                       -----------------------------------------
                                                          1996            1995           1994
                                                       -----------     -----------     ---------
Management fee from wholly-owned subsidiary..........  $        --     $        --     $ 600,000
Selling, general and administrative expenses:
  Salaries and benefits..............................    1,539,227         648,197       446,885
  Other selling, general and administrative..........    2,014,049         969,935       333,012
  Occupancy costs....................................       34,089          35,361        32,287
  Restructuring charge...............................    2,300,000
                                                       -----------     -----------     ---------
Total selling, general and administrative expenses...    5,887,365       1,653,493       812,184
                                                       -----------     -----------     ---------
Loss from operations.................................   (5,887,365)     (1,653,493)     (212,184)
Interest expense.....................................      879,593          12,965       132,124
Other -- costs associated with public offerings......      486,098              --       509,000
                                                       -----------     -----------     ---------
Loss before income taxes, equity in net income of
  subsidiary and extraordinary item..................   (7,253,056)     (1,666,458)     (853,308)
Income tax benefit...................................    2,943,664         490,110       167,277
                                                       -----------     -----------     ---------
Loss before equity in net income of subsidiary and
  extraordinary item.................................   (4,309,392)     (1,176,348)     (686,031)
Equity in net income of subsidiary...................    3,906,183       2,309,240       772,455
                                                       -----------     -----------     ---------
(Loss) income before extraordinary item..............     (403,209)      1,132,892        86,424
Extraordinary item -- gain on extinguishment of debt
  (net of taxes).....................................           --              --       165,300
                                                       -----------     -----------     ---------
Net (loss) income....................................  $  (403,209)    $ 1,132,892     $ 251,724
                                                        ==========      ==========     =========

                            See accompanying notes.

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED JUNE 30,
                                                     --------------------------------------------
                                                         1996            1995            1994
                                                     ------------     -----------     -----------
CASH (USED)PROVIDED BY OPERATING ACTIVITIES........  $ (7,585,452)    $(1,996,318)    $   157,995
INVESTING ACTIVITIES
Purchase of substantially all of the assets of
  Cedar Computer Center, Inc.......................    (9,591,647)       (273,932)             --
Purchase of Dataprint, Inc., net of cash
  acquired.........................................      (462,000)        260,494              --
Purchase of Copley Systems Corporation, net of cash
  acquired.........................................            --              --        (135,868)
Acquisition of equipment...........................       (22,186)        (57,581)             --
                                                     ------------     -----------     -----------
Net cash used in investing activities..............   (10,075,833)        (71,019)       (135,868)
FINANCING ACTIVITIES
Proceeds from sale of capital stock, net of
  offering costs...................................            --       1,830,716              --
Proceeds from exercise of stock purchase
  warrants.........................................            --              --          35,000
Net (repayments) proceeds from note payable........       (25,000)         25,000              --
Proceeds from exercise of stock options............        25,250              --              --
Repayment of long-term debt........................      (164,220)       (779,861)     (1,636,423)
Dividends paid.....................................      (218,250)       (112,605)       (189,618)
Advances from CIC Systems, Inc.....................    17,997,374         636,593       1,309,228
Other..............................................            --              --          20,827
                                                     ------------     -----------     -----------
Net cash provided (used) by financing activities...    17,615,154       1,599,843        (460,986)
                                                     ------------     -----------     -----------
Net decrease in cash...............................       (46,131)       (467,494)       (438,859)
Cash at beginning of period........................       147,085         614,579       1,053,438
                                                     ------------     -----------     -----------
Cash at end of period..............................  $    100,954     $   147,085     $   614,579
                                                      ===========      ==========      ==========

                            See accompanying notes.

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

1. BASIS OF PRESENTATION

     In the parent company-only financial statements, Computer Integration Corp.'s (the Company) investment in subsidiary is stated at cost plus equity in undistributed earnings of its wholly-owned subsidiary CIC Systems, Inc. (CICSI) since the date of acquisition. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. GUARANTEE

     CICSI has a $70 million bank credit agreement that provides a $42.5 million revolving line of credit and a $27.5 million term loan through July 1, 1998. Under the terms of the agreement, the Company has guaranteed the payment of all principal and interest.

3. DIVIDENDS FROM SUBSIDIARY

     No cash dividends were paid to the Company from CICSI for the year ended June 30, 1996, 1995 and 1994.

                   COMPUTER INTEGRATION CORP. AND SUBSIDIARY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT     CHARGES TO                      BALANCE AT
                                             BEGINNING      COSTS AND                         END OF
               DESCRIPTION                   OF PERIOD       EXPENSES      DEDUCTIONS         PERIOD
-----------------------------------------    ----------     ----------     ----------       ----------
YEAR ENDED JUNE 30, 1996:
Deducted from asset accounts:
  Allowance for doubtful accounts........     $ 495,000     $1,638,659      $782,671(1)     $1,350,988
                                               ========      =========      ========         =========
YEAR ENDED JUNE 30, 1995:
Deducted from asset accounts:
  Allowance for doubtful accounts........     $ 321,785     $  374,574      $201,359(1)     $  495,000
                                               ========      =========      ========         =========
YEAR ENDED JUNE 30, 1994:
Deducted from asset accounts:
  Allowance for doubtful accounts........     $ 107,670     $  249,169      $ 35,054(1)     $  321,785
                                               ========      =========      ========         =========

---------------

(1) Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

     Incorporated herein by reference to the Company's Definitive Proxy
Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Company's Definitive Proxy
Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the Company's Definitive Proxy
Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Incorporated herein by reference to the Company's Definitive Proxy
Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.

COMPUTER INTEGRATION CORP.
Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of June 30, 1996 and June 30, 1995
Consolidated Statements of Operations for the Years Ended June 30, 1996, 1995 and 1994
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1996,
  1995 and 1994
Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994
Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules.

     (1) Computer Integration Corp.:

        Schedule  I -- Condensed Financial Information of Registrant

        Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have, therefore, been omitted.

EXHIBIT NO.                                        DESCRIPTION
-----------       ------------------------------------------------------------------------------
 (a)(3)      --   Exhibits.
 (3)(a)      --   Certificate of Incorporation of Computer Integration Corp., as amended(1)
 (3)(b)      --   By-laws of Computer Integration Corp.(2)
 (4)         --   Form of Subscription Agreement between NEG, Inc. and Purchasers of Series A,
                  9% Cumulative Convertible Redeemable Preferred Stock(2)
(10)(a)      --   *1994 Stock Option Plan(2)
(10)(b)      --   Amendment to Asset Purchase Agreement between the Registrant and Cedar
                  Computer Center, Inc., dated July 1, 1995(3)
(10)(c)      --   Amended and Restated Loan and Security Agreement between CIC Systems, Inc. and
                  Congress Financial Corporation (New England), dated July 1, 1995(3)
(10)(d)      --   $27.5 million Term Promissory Note between CIC Systems, Inc. and Congress
                  Financial Corporation (New England), dated July 1, 1995(3)
(10)(e)      --   Guarantee of Registrant in favor of Congress Financial Corporation (New
                  England), dated July 1, 1995(3)
(10)(f)      --   *Executive Employment Agreement between CIC Systems, Inc. and Frank H.
                  Slovenec, dated August 7, 1995(4)
(10)(g)      --   First Amendment to Financing Agreement between CIC Sytems, Inc. and Congress
                  Financial Corporation (New England), dated September 30, 1996(1)
(21)         --   Subsidiary of Registrant(2)
(23)         --   Consent of Ernst & Young LLP(1)
(27)         --   Financial Data Schedule (for SEC use only).

---------------

(1) Filed herewith.
(2) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-1 (Registration No. 33-84472) as filed with the Commission on September 28, 1994, and as amended by Amendments No. 1 through 8 thereto.
(3) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K, dated July 1, 1995 as filed with the Commission on July 11, 1995, Commission File No. 0-2073233.
(4) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K, as filed with the Commission on September 27, 1995, Commission File No. 0-20732.
 *  Compensatory plan or arrangement.

     (B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, State of Florida on the 30th day of September, 1996.

                                            COMPUTER INTEGRATION CORP.

                                            By: /s/ RONALD G. FARRELL
                                              Ronald G. Farrell
                                              Chief Executive Officer
                                              Chairman of the Board of Directors

                                              Dated: September 30, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                     DATE
------------------------------------------  --------------------------------------------------
/s/ RONALD G. FARRELL                       Chief Executive Officer         September 30, 1996
Ronald G. Farrell                           (Principal Executive Officer)

/s/ JOHN F. CHISTE                          Chief Financial Officer         September 30, 1996
John F. Chiste                              (Principal Financial and
                                            Principal Accounting Officer)
/s/ ARALDO COSSUTTA                         Director                        September 30, 1996
Araldo Cossutta

/s/ FRANK J. ZAPPALA                        Director                        September 30, 1996
Frank J. Zappala

/s/ RONALD G. ASSAF                         Director                        September 30, 1996
Ronald G. Assaf

/s/ SAMUEL C. McELHANEY                     Director                        September 30, 1996
Samuel C. McElhaney
