Form 10-Q
period 1996-09-30
COMPUTER INTEGRATION CORP
filed 1996-11-14
CIK 820735

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q
         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,953,038 shares of common stock outstanding as of October 30, 1996.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The condensed, consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations; however, the Registant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Registrant's consolidated financial statements for the year ended June 30, 1996.

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

                           Computer Integration Corp.
                                 and Subsidiary

                     Condensed Consolidated Balance Sheets


                                                                           SEPTEMBER 30,          JUNE 30,
                                                                               1996                 1996
                                                                         -------------------------------------
                                                                            (Unaudited)            (Note)
ASSETS

Current assets:
  Cash                                                                   $    2,011,459         $    7,599,051
  Accounts receivable, net                                                   65,943,932             62,743,319
  Inventories                                                                31,991,249             23,705,565
  Deferred income taxes                                                       1,843,283              1,843,283
  Prepaid expenses and other current assets                                     887,719                658,247
                                                                         -------------------------------------
Total current assets                                                        102,677,642             96,549,465

Property and equipment, net                                                   5,401,638              5,010,690

Other assets:
  Goodwill, net                                                              12,277,287             12,446,491
  Other                                                                         588,800                658,279
                                                                         -------------------------------------
Total other assets                                                           12,866,087             13,104,770
                                                                         -------------------------------------
Total assets                                                             $  120,945,367         $  114,664,925
                                                                         =====================================



Continued on next page.

                           Computer Integration Corp.
                                 and Subsidiary

               Condensed Consolidated Balance Sheets (continued)

                                                                             SEPTEMBER 30,        JUNE 30,
                                                                                 1996               1996
                                                                              --------------------------------
                                                                              (Unaudited)          (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable under line-of-credit                                          $ 22,754,390        $ 18,746,703
  Accounts payable                                                              49,379,147          46,171,003
  Accrued expenses                                                               3,664,597           5,994,832
  Restructuring accrual                                                          2,300,000           2,300,000
  Current portion of subordinated notes payable                                    302,440             302,440
  Current portion of capital lease obligations                                     292,591             265,625
  Other                                                                          1,550,078             619,872
                                                                              --------------------------------
Total current liabilities                                                       80,243,243          74,400,475

Noncurrent liabilities:
  Term note payable                                                             27,500,000          27,500,000
  Subordinated notes payable, less current portion                               1,610,560           1,610,560
  Capital lease obligations, less current portion                                  438,713             508,392
  Other                                                                            400,000             400,000
                                                                              --------------------------------
Total noncurrent liabilities                                                    29,949,273          30,018,952
COMMITMENTS
Shareholders' equity:
  Preferred stock, $.001 par value, total authorized 2,000,000 shares, issued and outstanding as follows:
    Series A, 9% cumulative, convertible, redeemable preferred stock;
      40,000 shares authorized, -0- issued and outstanding in both
      periods                                                                                                -
    Series B, 9% cumulative, convertible, redeemable preferred stock;
      250 shares authorized, -0- issued and outstanding in both periods                                      -
    Series C, 9% cumulative, convertible, redeemable preferred stock;
      250 shares authorized, -0- issued and outstanding in both periods                                      -
    Series D, 9% cumulative, convertible, redeemable preferred stock;
      40,000 shares authorized, 19,250 issued and outstanding in both
      periods                                                                           19                  19
    Series E, 9% cumulative, convertible, redeemable preferred stock;
      250 shares authorized, 125 issued and outstanding in both periods                                      -

  Common Stock, $.001 par value, authorized 20,000,000 shares, issued and outstanding 6,953,038 and 6,944,700 shares at September 30,
    1996 and June 30, 1996, respectively                                             6,953               6,945
  Additional paid-in capital                                                     9,818,065           9,809,736
  Retained earnings                                                                927,814             428,798
                                                                              --------------------------------
Total shareholders' equity                                                      10,752,851          10,245,498
                                                                              --------------------------------
Total liabilities and shareholders' equity                                    $120,945,367        $114,664,925
                                                                              ================================

Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

            Condensed Consolidated Statements of Income (Unaudited)


                                                                                 THREE MONTHS ENDED
                                                                                     SEPTEMBER 30
                                                                                 1996             1995
                                                                             -------------------------------
Net sales                                                                    $108,332,196       $120,910,198
Cost of goods sold                                                             96,619,063        109,736,904
                                                                             -------------------------------
Gross profit                                                                   11,713,133         11,173,294

Selling, general and administrative expenses:
  Salaries and benefits                                                         6,952,025          5,942,002
  Other selling and administrative                                              1,576,525            917,005
  Occupancy costs                                                                 526,883            471,087
  Depreciation and amortization                                                   461,568            391,620
                                                                             -------------------------------
                                                                                9,517,001          7,721,714
                                                                             -------------------------------
Income from operations                                                          2,196,132          3,451,580
Interest expense                                                                1,149,145          1,142,640
                                                                             -------------------------------
Income before income taxes                                                      1,046,987          2,308,940
Income taxes                                                                      439,736            969,755
                                                                             -------------------------------
Net income                                                                        607,251          1,339,185
Less required payments on convertible preferred stock                             (55,010)           (54,562)
                                                                             -------------------------------
Income applicable to common stock                                            $    552,241       $  1,284,623
                                                                             ===============================
Net income per share:
  Primary                                                                    $        .08       $       .18
                                                                             ===============================
  Fully diluted                                                              $        .07       $       .16
                                                                             ===============================

Common shares and common stock equivalents outstanding:
  Primary                                                                       7,192,415          7,133,864
                                                                             ===============================
  Fully diluted                                                                 8,462,415          8,403,864
                                                                             ===============================


See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

                      Condensed Consolidated Statements of
                             Cash Flows (Unaudited)


                                                                                   THREE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                   1996            1995
                                                                                ---------------------------
OPERATING ACTIVITIES
Net income                                                                      $  607,251       $1,339,185
Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Depreciation and amortization                                                  461,568          391,620
    Changes in operating assets and liabilities, exclusive of effects of acquisitions:
        Accounts receivable                                                     (3,200,613)       1,474,971
        Inventory                                                               (8,285,684)       4,526,968
        Prepaid expenses                                                          (229,472)          74,053
        Other assets                                                                 8,219         (287,914)
        Accounts payable                                                         3,208,144       (5,160,045)
        Accrued expenses and other current liabilities                          (1,400,029)       1,472,688
        Other noncurrent liabilities                                                     -         (310,260)
                                                                                ---------------------------
Net cash (used) provided by operating activities                                (8,830,616)       3,521,266

INVESTING ACTIVITIES
Acquisition of property and equipment                                             (622,052)         (13,221)
                                                                                ---------------------------
Net cash used in investing activities                                             (622,052)         (13,221)

FINANCING ACTIVITIES
Proceeds from exercise of stock options                                              8,337                -
Net advances (repayments) on line of credit                                      4,007,687       (1,189,616)
Principal payments on subordinated notes payable                                         -          (19,839)
Repayments of capital lease obligations                                            (42,713)         (12,333)
Preferred stock dividends paid                                                    (108,235)               -
                                                                                ---------------------------
Net cash provided (used) by financing activities                                 3,865,076       (1,221,788)
                                                                                ---------------------------
Net (decrease) increase in cash                                                 (5,587,592)       2,286,257
Cash at beginning of period                                                      7,599,051          797,678
                                                                                ---------------------------
Cash at end of period                                                           $2,011,459       $3,083,935
                                                                                ===========================

SUPPLEMENTAL INFORMATION
Interest paid                                                                   $1,119,955       $1,075,892
                                                                                ===========================

Taxes paid                                                                      $    9,062       $  386,694
                                                                                ===========================

See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                               September 30, 1996

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Computer Integration Corp. (the Company) and its wholly-owned operating subsidiary, CIC Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for fiscal year 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended June 30, 1996.

2. BORROWINGS

On September 30, 1996, the Company amended its financing agreement with its primary lender, effective June 30, 1996, which included an increase in the available credit from $70 million to $77 million and modification of certain financial covenants.

3. RESTRUCTURING CHARGE

During the fourth quarter of 1996, the Company recorded a special charge of $2.3 million for restructuring costs associated with a planned relocation and consolidation of the Company's headquarters, sales and distribution facilities in Atlanta. These costs include approximately $1.7 million for severance benefits for approximately 125 affected employees, $400,000 for the write-off of property and equipment, and approximately $200,000 for lease extension and termination costs and other activities to close existing facilities. As of September 30, 1996, none of the charge has been utilized (See Note 4).

                           Computer Integration Corp.
                                 and Subsidiary

                        Notes to Condensed Consolidated
                  Financial Statements (Unaudited) (continued)




4. SUBSEQUENT EVENT

On October 30, 1996 the Company decided not to proceed with the relocation and consolidation of the Company's headquarters, sales and distribution facilities to Atlanta. It will instead consolidate these functions into its existing facilities in Boston, MA and Charlotte, NC. This decision primarily reflects the Company's desire to retain certain key personnel for whom relocation was not a viable option, as well as other cost considerations. Accordingly, the Company will reverse a significant portion of the $2.3 million special charge for restructuring costs recorded in the fourth quarter of 1996 (see Note 3). The gain on the reversal of the charge will be recognized in the second quarter of fiscal 1997.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1996 and 1995

         Net sales for the three months ended September 30, 1996 (the "1997 Quarter") were $108,332,196 compared to $120,910,198 for the three months ended September 30, 1995 (the "1996 Quarter"), a decrease of $12,578,002 or 10.4%.
This decrease was primarily due to the combined effect of a shift in the Registrant's sales strategy away from high volume, marginally profitable transactions, and less than anticipated sales volumes from the Midwest sales offices acquired through the Cedar acquisition.

         Gross profit increased to $11,713,133 in the 1997 Quarter from $11,173,294 in the 1996 Quarter as a result of the increase in gross profit margin to 10.81% of sales in the 1997 Quarter compared to 9.24% in the 1996 Quarter. This increase was primarily due to increased emphasis by the Registrant's sales organization on transactions involving products with relatively higher profit margins and decreased reliance on high volume, low profit transactions.

         Selling, general and administrative expenses ("SG&A") were $9,517,001 in the 1997 Quarter as compared to $7,721,714 in the 1996 Quarter, an increase of $1,795,287 or 23.2%. The primary component of the Registrant's SG&A is salaries and benefits. Salaries and benefits were $6,952,025 in the 1997 Quarter, an increase of $1,010,023, or 17.0% from the 1996 Quarter. As a percentage of net sales, salaries and benefits increased 30.8% from 4.91% to 6.42%. The majority of the increase was related to increased commissions on the higher gross profit margins and the addition of new executive positions. In addition, in January 1996, the Company began offering health and other benefits to employees acquired in connection with the Cedar acquisition.

         Other selling and administrative expenses increased $659,520 to $1,576,525 in the 1997 Quarter. As a percentage of net sales, other selling and administrative expenses were 1.46% in the 1997 Quarter compared to .76% in the 1996 Quarter. The increase was due to costs associated with an enhanced telecommunication system, increased marketing efforts, and additional travel by the sales force and management.

         Occupancy costs, which consist of rent and related utility costs, increased $55,796 to $526,883 for the 1997 Quarter as a result of an increase in the size of its distribution facilities and increased rental cost on existing facilities in the 1997 Quarter.

         Depreciation and amortization increased $69,948 to $461,568 for the 1997 Quarter. The increase is attributable to increased depreciation expenses related to additions to property and equipment, along with additional goodwill amortization during the 1997 Quarter.

         Interest expense remained constant at $1,149,145 for the 1997 Quarter compared to $1,142,640 during the 1996 Quarter.

         As a result of the factors discussed above, the Registrant had net income of $552,241 in the 1997 Quarter compared to net income of $1,284,623 in the 1996 Quarter.

Financial Condition

         The Registrant's total assets increased $6,280,442 to $120,945,367 as of September 30, 1996, compared to $114,664,925 as of June 30, 1996. The primary components of that increase were additional accounts receivable of $3,200,613 and additional inventory of $8,285,684, offset by a $5,587,592 decrease in cash.

         Total current liabilities increased $5,842,768 to $80,243,243 as of September 30, 1996 from $74,400,475 at June 30, 1996. The most significant components of that increase, which relate to the increase in inventory previously discussed, were the notes payable under a line of credit, which increased by $4,007,687, and accounts payable, which increased by $3,208,144. These increases were partially offset by a decrease in accrued expenses of $2,330,235.

         The Registrant's total noncurrent liabilities decreased to $29,949,273 as of September 30, 1996 from $30,018,952 as of June 30, 1996 due to principal payments on capital lease obligations.

         Additional paid in capital increased by $8,329 to $9,818,065 as of September 30, 1996 due to proceeds from the exercise of stock options. During the 1997 Quarter, retained earnings increased to $927,814 from $428,798 as a result of earnings from operations, net of dividends paid on the Registrant's Preferred Stock.

         On March 12, 1996, the Registrant's Board of Directors approved a restructuring plan which involved a relocation of the Registrant's corporate headquarters, located in Boca Raton, Florida, to Atlanta, Georgia. In connection with that restructuring, the Registrant signed a five year lease for a new headquarters and sales and distribution facility in Atlanta and recognized a restructuring charge of $2.3 million in the fourth quarter of fiscal 1996. At the annual meeting of the Registrant's directors held on October 30, 1996, the Board of Directors determined not to proceed with the relocation of its headquarters and distribution facilities to Atlanta and, instead, decided to consolidate those functions into existing facilities in Boston, Massachusetts and Charlotte, North Carolina. That decision resulted from the Registrant's desire to retain certain key executives who had declined offers to relocate to Atlanta, as well as other cost considerations. Accordingly, the Registrant will reverse a significant portion of the restructuring charge in the second quarter of fiscal 1997. In addition, the Registrant will attempt to sublet the facility which it has leased in Atlanta.

Liquidity and Capital Resources

         Historically, the Registrant has funded its activities through the private sale of equity securities and borrowings under its revolving line of credit, and, during certain periods, through cash flow from operations. As of September 30, 1996, the Registrant had cash of $2,011,459, net accounts receivable of $65,943,932, working capital of $22,434,399 and available funds under its credit facility of approximately $8.0 million.

         Net cash used in operating activities during the 1997 Quarter was $7,841,719 primarily as a result of a $8,285,684 million increase in inventory.

         Net cash used in investing activities during the 1997 Quarter was $1,610,947, which was related to the acquisition of office and computer equipment. Financing activities for the 1997 Quarter provided cash of $3,865,074 primarily as a result of net advances from the Registrant's Credit Facility.

         On September 30, 1996, the Registrant amended its financing agreement with its primary lender, Congress Financial Corporation ("Congress"), effective June 30, 1996, which included an increase in the available credit from $70 million to $77 million and modification of certain financial covenants. The Credit Facility is collateralized by CIC's accounts receivable and inventory and consists of a $27.5 million, 3-year term loan and a $49.5 million revolving line of credit. Interest on the Credit Facility accrues at 1.0% over the prime rate of CoreStates Bank, N.A. (effective rate of 9.25% at September 30, 1996). The Credit Facility, which is used for inventory financing and working capital, will expire in July 1998 and will be automatically renewable for one year at the option of Congress, upon certain terms and conditions. The Credit Facility requires that CIC maintain, at all times, certain net worth and working capital levels and restricts acquisition of property and the payment of dividends by the Registrant and CIC. The Credit Facility is guaranteed by the Registrant.

         The Registrant believes that cash flow from the operations of CIC and borrowings under the Credit Facility will provide sufficient cash to fund its operations and meet current obligations for the next 12 months. Should the Registrant expand its operations or make acquisitions that would require funds in addition to its existing liquid assets, cash flows or borrowings under Credit Facility, it may have to seek additional debt or equity financing. There can be no assurance that the Registrant could obtain such financing or that such financing would be available on terms acceptable to the Registrant.

                          PART II - OTHER INFORMATION

Item 5.      Other Events

             Effective October 3, 1996, the employment agreement of Frank J. Slovenec, President of CIC, was terminated and Mr. Slovenec entered into a one-year consulting agreement with CIC. Effective November 4, 1996, Steven Wright became the Chief Operating Officer of CIC. Mr. Wright was previously employed by CIC as Vice President of Logistics.

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


                              COMPUTER INTEGRATION CORP.


                              By: /s/ JOHN CHISTE
                                  ---------------
                                  John Chiste
                                  Chief Financial Officer (Principal Financial
                                  and Principal Accounting Officer)

Dated:  November 13, 1996

                                 EXHIBIT INDEX

                                                                                                    Page
                                                                                                    ----
 Exhibit 11 -    Statement Re: Computation of Per Share Earnings                                     16

 Exhibit 27 -    Financial Data Schedule (for SEC use only)                                          17