Form 10-Q
period 1996-12-31
COMPUTER INTEGRATION CORP
filed 1997-02-19
CIK 820735

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ______________ to _______________

                         Commission file number: 0-20732

                           COMPUTER INTEGRATION CORP.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                       65-0506623
       (State of other jurisdiction of                          (I.R.S. employer
       incorporation or organization)                        Identification No.)

       165 UNIVERSITY AVENUE, WESTWOOD, MA                                 02090
       (Address of principal executives offices)                      (Zip code)

       Registrant's telephone number, including area code:          617/320-8300

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    YES  X   NO
                       -----   -----

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                    YES      NO
                       -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,957,038 shares of common stock outstanding as of January 31, 1997.

                         PART 1 - FINANCIAL INFORMATION

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

         The condensed, consolidated financial statements for the interim periods included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations for interim periods presented. The results of operations for interim periods should not be considered indicative of results to be expected for the full year.

                           Computer Integration Corp.
                                 and Subsidiary

              Condensed Consolidated Balance Sheets (Unaudited)


                                                        DECEMBER 31,           JUNE 30,
                                                           1996                 1996
                                                       ---------------------------------
                                                        (UNAUDITED)             (Note)
ASSETS

Current assets:
   Cash                                                $  2,457,117         $  7,599,051
   Accounts receivable, net                              62,096,286           62,743,319
   Inventory                                             20,562,175           23,705,565
   Deferred income taxes                                  1,102,871            1,843,283
   Prepaid expenses and other current assets                676,724              658,247
                                                       ---------------------------------
Total current assets                                     86,895,173           96,549,465

Property and equipment, net                               6,667,891            5,010,690

Other assets:
   Goodwill, net                                         12,108,083           12,446,491
   Other                                                    603,520              658,279
                                                       ---------------------------------
Total other assets                                       12,711,603           13,104,770
                                                       ---------------------------------
Total assets                                           $106,274,667         $114,664,925
                                                       =================================



Continued on next page.

                           Computer Integration Corp.
                                 and Subsidiary

                                 Condensed Consolidated Balance Sheets (continued)

                                                                                   DECEMBER 31,            JUNE 30,
                                                                                      1996                   1996
                                                                                   ---------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                (Unaudited)             (Note)
Current liabilities:
   Notes payable under line of credit                                              $ 17,691,277         $ 18,746,703
   Accounts payable                                                                  41,611,088           46,171,003
   Accrued expenses                                                                   5,144,372            5,994,832
   Restructuring accrual                                                                456,577            2,300,000
   Current portion of subordinated notes payable                                        267,440              302,440
   Current portion of capital lease obligations                                         278,160              265,625
   Other                                                                                930,195              619,872
                                                                                   ---------------------------------
Total current liabilities                                                            66,379,109           74,400,475

Noncurrent liabilities:
   Term note payable                                                                 27,500,000           27,500,000
   Subordinated notes payable, less current portion                                   1,343,120            1,610,560
   Capital lease obligations, less current portion                                      366,882              508,392
   Other                                                                                      0              400,000
                                                                                   ---------------------------------
Total noncurrent liabilities                                                         29,210,002           30,018,952



Shareholders' equity:
   Preferred stock, $.001 par value, total authorized 2,000,000 shares, issued and outstanding as follows:
       Series A, 9% cumulative, convertible, redeemable preferred stock;
         40,000 shares authorized, -0- issued and outstanding in both
         periods                                                                              -                    -
       Series B, 9% cumulative, convertible, redeemable preferred stock;
         250 shares authorized, -0- issued and outstanding in both periods                    -                    -
       Series C, 9% cumulative, convertible, redeemable preferred stock;
         250 shares authorized, -0- issued and outstanding in both periods                    -                    -
       Series D, 9% cumulative, convertible, redeemable preferred stock;
         40,000 shares authorized, 19,250 issued and outstanding in both
         periods                                                                             19                   19
       Series E, 9% cumulative, convertible, redeemable preferred stock;
         250 shares authorized, 125 issued and outstanding in both periods                    -                    -

   Common stock, $.001 par value, authorized 20,000,000 shares, issued and outstanding 6,957,038 and 6,944,700 shares at December 31, 1996
     and June 30, 1996, respectively                                                      6,957                6,945
   Additional paid-in capital                                                         9,822,062            9,809,736
   Retained earnings                                                                    856,518              428,798
                                                                                   ---------------------------------
Total shareholders' equity                                                           10,685,556           10,245,498
                                                                                   ---------------------------------
Total liabilities and shareholders' equity                                         $106,274,667         $114,664,925
                                                                                   =================================


Note: The balance sheet at June 30, 1996 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

                              Condensed Consolidated Statements of Income (Unaudited)


                                                                           THREE MONTHS ENDED
                                                                               DECEMBER 31
                                                                         1996               1995
                                                                     -------------------------------

Net sales                                                            $98,858,011        $111,798,748
Cost of goods sold                                                    88,988,044         100,955,612
                                                                     -------------------------------
Gross profit                                                           9,869,967          10,843,136

Selling, general and administrative expenses                          10,504,858           8,413,755
Revision of restructuring accrual                                     (1,843,423)                  0
                                                                     -------------------------------
                                                                       8,661,435           8,413,755
                                                                     -------------------------------
Income from operations                                                 1,208,532           2,429,381
Interest expense                                                       1,431,863           1,174,514
                                                                     -------------------------------
Income (loss) before income taxes                                       (223,331)          1,254,867
Income taxes expense (benefit)                                           (43,800)            527,044
                                                                     -------------------------------
Net income (loss)                                                       (179,531)            727,823
Less required payments on convertible preferred stock                     55,012              55,010
                                                                     -------------------------------
Income (loss) applicable to common stock                             $  (234,543)       $    672,813
                                                                     ===============================

Net income (loss) per share:
   Primary                                                           $      (.03)       $        .09
                                                                     ===============================

   Fully diluted                                                     $      (.03)       $        .09
                                                                     ===============================

Common shares and common share equivalents outstanding:
     Primary                                                           6,954,299           7,150,107
                                                                     ===============================

     Fully diluted                                                     6,954,299           8,420,107
                                                                     ===============================

See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

                              Condensed Consolidated Statements of Income (Unaudited)


                                                                                         SIX MONTHS ENDED
                                                                                           DECEMBER 31
                                                                                     1996                1995
                                                                                 --------------------------------

Net sales                                                                        $207,190,207        $232,708,946
Cost of goods sold                                                                185,607,107         210,692,516
                                                                                 --------------------------------
Gross profit                                                                       21,583,100          22,016,430

Selling, general and administrative expenses                                       20,021,859          16,135,469
Revision of restructuring accrual                                                  (1,843,423)                  0
                                                                                 --------------------------------
                                                                                   18,178,436          16,135,469
                                                                                 --------------------------------
Income (loss) from operations                                                       3,404,664           5,880,961
Interest expense                                                                    2,581,008           2,317,154
                                                                                 --------------------------------
Income (loss) before income taxes                                                     823,656           3,563,807
Income taxes                                                                          395,936           1,496,799
                                                                                 --------------------------------
Net income (loss)                                                                     427,720           2,067,008
Less required payments on convertible preferred stock                                 110,022             110,020
                                                                                 --------------------------------
Income (loss) applicable to common stock                                         $    317,698        $  1,956,988
                                                                                 ================================

Net income per share:
   Primary                                                                       $        .04        $        .27
                                                                                 ================================

   Fully diluted                                                                 $        .05        $        .25
                                                                                 ================================

Common shares and common share equivalents outstanding:
   Primary                                                                          7,152,026           7,150,107
                                                                                 ================================

   Fully diluted                                                                    8,422,026           8,420,107
                                                                                 ================================



See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

                                        Condensed Consolidated Statements of
                                               Cash Flows (Unaudited)


                                                                                          SIX MONTHS ENDED
                                                                                             DECEMBER 31
                                                                                        1996            1995
                                                                                    ----------------------------
OPERATING ACTIVITIES
Net income                                                                          $   427,720     $  2,067,008
Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Depreciation and amortization                                                      923,136          821,595
     Changes in operating assets and liabilities, exclusive of effects from acquisitions:
         Accounts receivable                                                            647,033        7,393,347
         Inventory                                                                    3,143,390        2,373,579
         Prepaid expenses                                                               (18,477)          44,736
         Other assets                                                                   672,651         (634,013)
         Accounts payable                                                            (4,559,915)     (13,452,443)
         Accrued expenses and other current liabilities                              (2,275,325)       2,340,041
         Other noncurrent liabilities                                                  (400,000)        (310,260)
                                                                                    ----------------------------
Net cash provided (used) by operating activities                                     (1,439,787)         643,590

INVESTING ACTIVITIES
Acquisition of property and equipment                                                (2,119,409)        (560,988)
                                                                                    ----------------------------
Net cash used in investing activities                                                (2,119,409)        (560,988)

FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                  12,338                -
Net (repayments) advances on line of credit                                          (1,055,426)       1,348,622
Principal payments on subordinated notes payable                                       (302,440)        (186,174)
Preferred stock dividends paid                                                         (108,235)               -
Repayments of capital lease obligations                                                (128,975)         (23,563)
                                                                                    ----------------------------
Net cash (used) provided by financing activities                                     (1,582,738)       1,138,885
                                                                                    ----------------------------
Net increase (decrease) in cash                                                      (5,141,934)       1,221,487
Cash at beginning of period                                                           7,599,051          797,678
                                                                                    ----------------------------
Cash at end of period                                                               $ 2,457,117     $  2,019,165
                                                                                    ============================

SUPPLEMENTAL INFORMATION
Interest paid                                                                       $   149,424     $  2,260,601
                                                                                    ============================

Taxes paid                                                                          $     7,793     $    502,614
                                                                                    ============================

See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                December 31, 1996


1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Computer Integration Corp. (the "Registrant") and its wholly-owned operating subsidiary, CIC Systems, Inc. ("CIC"), collectively, the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for fiscal year 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended June 30, 1996.

2. RECLASSIFICATIONS

Certain reclassifications have been made in the prior period's financial statements to conform to current presentation.

3. BORROWINGS

On September 30, 1996, the Company amended its financing agreement with its primary lender, Congress Financial Corporation (New England) ("Congress"), effective June 30, 1996, which included an increase in the maximum available credit from $70 million to $77 million and modification of certain financial covenants.

During the Quarter ended December 31, 1996 the Company entered into an agreement with a lender to finance product purchases. The amount outstanding under this agreement is included in accounts payable on the Consolidated Balance Sheets. In connection with this facility, the lender has a lien on the inventory financed. Additionally the Company had a $1 million letter of credit issued under its Credit Facility with Congress in favor of the lender.

                           Computer Integration Corp.
                                 and Subsidiary

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)



4. RESTRUCTURING CHARGE

During the fourth Quarter of fiscal 1996, the Company recorded a charge of $2.3 million for restructuring costs associated with a planned consolidation of the Company's headquarters, sales and distribution facilities and relocation to Atlanta. These costs included approximately $1.7 million for severance benefits for approximately 125 affected employees, $400,000 for the write-off of property and equipment, and approximately $200,000 for lease extension and termination costs and other activities to close existing facilities. On October 30, 1996 the Company decided not to proceed with the consolidation of the Company's headquarters, sales and distribution facilities and relocation to Atlanta. It decided to consolidate these functions in its existing facilities in Boston, MA and Charlotte, NC. This decision primarily reflects the Company's desire to retain certain key personnel for whom relocation was not a viable option, as well as other cost considerations. Accordingly, during the Quarter ended December 31, 1996, the Company reversed $1,843,423 of the original $2.3 million charge for restructuring costs. The remaining restructuring accrual balance of $456,577 as of December 31, 1996 primarily represents future severance payments related to the cancelled Atlanta consolidation.

In conjunction with the Company's plans to relocate to Atlanta it previously signed a lease which commences January 1997. The Company's total lease liability is approximately $3.2 million. The Company is exploring various alternatives to terminate this liability including subleasing the facility and negotiating a termination agreement with the landlord. In the December 1996 quarter the Company recorded a reserve of $786,000 associated with management's estimate of the future costs of terminating this lease liability.


5. SUBSEQUENT EVENTS

The Company's Board of Directors approved dividend payments to all preferred stock holders of record on January 31, 1997 to be paid on March 1, 1997.

In February 1997 CIC increased the credit availability under its inventory financing facility. In conjunction with this, the letter of credit issued under its credit facility with Congress in favor of the lender was increased from $1 million to $1.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Computer Integration Corp. (the "Company") is one of the largest volume resellers of microcomputers, workstations, and related products to large and medium-sized corporations, federal, state, and local governmental entities and colleges and universities in the United States. The Company, through its wholly-owned subsidiary, CIC Systems, Inc. ("CIC"), distributes a broad range of microcomputer-related products from major hardware manufacturers and software developers such as Hewlett-Packard Company ("HP"), Compaq Computer Corporation, Sun Microsystems Corporation, Toshiba America Information Systems, Inc., International Business Machines, Lexmark International, Epson America, Inc., NEC Technologies, Inc., 3COM, Inc., Novell, Inc. and Microsoft Corporation. The Company is one of the largest resellers of computer products manufactured by HP in the United States.

         The Company began operations in 1992 with the organization of CIC and acquired Copley Systems Corporation ("Copley"), a Massachusetts corporation, in March 1993. The Company acquired all of the outstanding capital stock of Dataprint, Inc. ("Dataprint"), a North Carolina corporation, effective July 1, 1994. Effective July 1, 1995, CIC acquired substantially all of the assets of Cedar Computer Center, Inc., an Iowa corporation ("Cedar"), which, at the time of the acquisition, was one of the largest dealers of HP computer products in the midwestern and western United States.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

         Net sales for the three months ended December 31, 1996 (the "fiscal 1997 Quarter") were $98,858,011 compared to $111,798,748 for the three months ended December 31, 1995 (the "fiscal 1996 Quarter"), a decrease of $12,940,737 or 11.6%. The decrease in sales was primarily due to distraction and lack of focus in the sales organization associated with the changes in the Company's executive management and the announced, then canceled, consolidation and relocation to Atlanta. Revenues were also lower because of the Company's reduced emphasis on lower margin sales opportunities.

         Gross profit decreased to $9,869,967 in the fiscal 1997 Quarter from $10,843,136 in the fiscal 1996 Quarter as a result of the decrease in sales. The gross profit margin increased to 10.0% of sales in the fiscal 1997 Quarter compared to 9.7% in the fiscal 1996 Quarter. This increase was primarily due to the Company's reduced emphasis on lower margin sales opportunities.

         Selling, general and administrative expenses ("SG&A") were $10,504,858 in the fiscal 1997 Quarter, compared to $8,413,755 in the fiscal 1996 Quarter, an increase of $2,091,103 or 24.9%. This included a charge of $786,000 associated with management's estimate of the future costs of exiting from a lease agreement for a facility in Atlanta. Excluding this charge, SG&A increased $1,305,103 or 15.5% from the fiscal 1996 Quarter due to higher salary, severance, recruiting, and temporary help caused by high employee turnover associated with the announced, then cancelled, relocation to Atlanta and changes in executive management;

health benefits offered to employees acquired in connection with the Cedar acquisition; an enhanced telecommunication system; and additional travel expenses. In conjunction with the Company's plans to relocate to Atlanta, it previously signed a lease which commences January 1997. The Company's total lease liability is approximately $3.2 million. The Company is exploring various alternatives to terminate this liability including subleasing the facility and negotiating a termination agreement with the landlord. In the December 1996 quarter the Company recorded the previously mentioned reserve of $786,000 associated with management's estimate of the future costs of exiting from the lease liability.

         During the fourth quarter of fiscal 1996, the Company recorded a charge of $2.3 million for restructuring costs associated with a planned consolidation of the Company's headquarters, sales and distribution facilities and relocation to Atlanta. These costs included approximately $1.7 million for severance benefits for approximately 125 affected employees, $400,000 for the write-off of property and equipment, and approximately $200,000 for lease extension and termination costs and other activities to close existing facilities. On October 30, 1996 the Company decided not to proceed with the relocation and consolidation of the Company's headquarters, sales and distribution facilities to Atlanta. It decided to consolidate these functions in its existing facilities in Boston, MA and Charlotte, NC. This decision primarily reflects the Company's desire to retain certain key personnel for whom relocation was not a viable option, as well as other cost considerations. Accordingly, during the quarter ended December 31, 1996, the Company reversed $1,843,423 of the original $2.3 million charge for restructuring costs. The remaining restructuring accrual balance of $456,577 as of December 31, 1996 primarily represents future severance payments related to the cancelled Atlanta consolidation.

         Interest expense increased to $1,431,863 for the fiscal 1997 Quarter from $1,174,514 during the fiscal 1996 Quarter as a result of increased borrowings under the line of credit in the fiscal 1997 Quarter as compared with the fiscal 1996 Quarter.

         As a result of the factors discussed above, the Company had a net loss of $179,531 in the fiscal 1997 Quarter compared to net income of $727,823 in the fiscal 1996 Quarter.


SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

         Net sales for the six months ended December 31, 1996 (the "fiscal 1997 Half") were $207,190,207 compared to $232,708,946 for the six months ended December 31, 1995 (the "fiscal 1996 Half"), a decrease of $25,518,739 or 11.0%. The decrease in sales was primarily due to distraction and lack of focus in the sales organization associated with the changes in the Company's executive management and the announced, then canceled, consolidation and relocation to Atlanta. Revenues were also lower because the Company's reduced emphasis on lower margin sales opportunities.

         Gross profit decreased to $21,583,100 in the fiscal 1997 Half from $22,016,430 in the fiscal 1996 Half as a result of the decrease in sales. Gross profit margin increased to 10.4% in the fiscal

1997 Half compared to 9.5% in the fiscal 1996 Half as a result of the Company's reduced emphasis on lower margin sales opportunities.

         Selling, general and administrative expenses ("SG&A") were $20,021,859 in the fiscal 1997 Half, compared to $16,135,469 in the fiscal 1996 Half, an increase of $3,886,390 or 24.1%. This included the the previously mentioned charge of $786,000 associated with the Atlanta lease. Excluding this charge SG&A increased $3,100,390 or 19.2% from the fiscal 1996 Half primarily due to higher salary, severance, recruiting, and temporary help caused by high employee turnover associated with the announced, then cancelled, relocation to Atlanta and changes in executive management; health benefits offered to employees acquired in connection with the Cedar acquisition; an enhanced telecommunication system; increased marketing efforts; and additional travel expenses.

         The fiscal 1997 Half included the impact of reversing a portion of the previously recorded $2.3 million restructuring reserve as previously discussed.

         Interest expense increased to $2,581,008 for the fiscal 1997 Half from $2,317,154 during the fiscal 1996 Half as a result of as a result of increased borrowings under the line of credit in the fiscal 1997 Half as compared with the fiscal 1996 Half.

         As a result of the factors discussed above, the Company had net income of $427,720 in the fiscal 1997 Half compared to net income of $2,067,008 in the fiscal 1996 Half.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its activities through the private sale of equity securities and borrowings under its revolving line of credit, and, during certain periods, through cash flow from operations. As of December 31, 1996, the Company had cash of $2,457,117, net accounts receivable of $62,096,286, working capital of $20,516,064 and available funds under its credit facility of approximately $5.1 million.

         Net cash used in operating activities during the fiscal 1997 Half was $1,439,787 primarily as a result of reductions in trade accounts payable of $4,559,915 and reductions in accrued expenses and other current liabilities of $2,275,325, partially offset by a $3,143,390 decrease in inventory.

         Net cash used in investing activities for the fiscal 1997 Half was $2,119,409, which was related to the acquisition of office and computer equipment and software. Financing activities for the fiscal 1997 Half used cash of $1,582,738 primarily as a result of a reduction in the outstanding balance on the Company's Credit Facility.

         On September 30, 1996, CIC amended its financing agreement with its primary lender, Congress Financial Corporation ("Congress"), effective June 30, 1996, which included an increase in the maximum available credit from $70 million to $77 million and modification of certain financial covenants. The Credit Facility is collateralized by CIC's accounts receivable and inventory and consists of a $27.5 million, 3-year term loan and a $49.5 million revolving line of credit. Interest on the Credit Facility accrues at 1.0% over the prime rate of CoreStates Bank, N.A.

(effective rate of 9.25% at December 31, 1996). The Credit Facility, which is used for inventory financing and working capital, will expire in July 1998 and will be automatically renewable for one year at the option of Congress, upon certain terms and conditions. The Credit facility requires that CIC maintain, at all times, certain net worth and working capital levels and restricts acquisition of property and the payment of dividends by the Registrant and CIC. The Credit Facility is guaranteed by the Registrant.

         During the Quarter ended December 31, 1996 CIC entered into an agreement with a lender to finance product purchases. The amount outstanding under this agreement is included in accounts payable on the Consolidated Balance Sheets. In connection with this facility, the lender has a lien on the inventory financed. Additionally, CIC had a $1 million letter of credit issued under its Credit Facility with Congress in favor of the lender. As a subsequent event, in February 1997 the letter of credit was increased from $1 million to $1.5 million in conjunction with an increase in the credit available under this financing facility.

         The Company has recently been experiencing some slowness in collecting its accounts receivable in a timely manner. The Company believes that this is a short term problem caused by lack of focus and poor attention to detail by many of its employees due to the uncertainties associated with the announced, then canceled, move to Atlanta and changes in the Company's executive management. The Company believes that the employees have recently regained their focus and that actions have been taken to improve collection.

         The slowness in collection has caused an increase in the accounts receivable which are not eligible to be included in the borrowing base in CIC's credit facility. This has unfavorably impacted CIC's cash and the amount it can borrow under its line of credit. This in turn has unfavorably impacted the Company's ability to pay some of its bills in a timely manner. Thus far this has not had a material impact on the Company's performance. As discussed, the Company has taken actions which it expects to correct the slowness in collections and the resultant unfavorable impact on cash and borrowing ability. No assurance can be made that these actions will have the intended effect and that the slowness will not begin to materially impact the Company's performance.

         The Company believes that cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to fund its operations and meet current obligations for the next 12 months. This is dependent on improvements in collection, profitability, and cash flow from current levels. While management expects to achieve the required improvements, there can be no assurance that the required improvements will occur. In addition to the actions discussed above, the Company is also exploring the possibility of obtaining additional debt or equity financing.

         The Company has invested approximately $4 million in a management information system which is intended to replace the multiple systems currently in use, including the original Copley and Dataprint systems. During the quarter ended December 31, 1996 the Company learned that the costs to complete this information system and achieve the desired functionality will be higher than originally estimated. As a result, the Company has halted development of this information system while it evaluates whether it is prudent to continue or to adopt another solution.

         This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. Statements indicating that the Company "expects," "estimates," or "believes" are forward-looking as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained herein. Such factors include, but are not limited to: the growth rates of the Company's market segments; the position of the Company's products in those segments; the Company's ability to effectively manage its business, and the growth of its business, in a rapidly changing environment; the timing of new product introductions; inventory risks due to changes in market conditions; the competitive environment in the computer industry; the Company's ability to establish successful strategic relationships; and general economic conditions.

                         PART II - OTHER INFORMATION



Item 5.         Other Events

                Effective October 3, 1996, the employment agreement of Frank J. Slovenec, President of the Company, was terminated and Mr. Slovenec entered into a one-year consulting agreement with the Company. Effective November 4, 1996, Steven Wright became the Chief Operating Officer of the Company. Mr. Wright was previously employed by the Company as Vice President of Logistics

                Effective December 4, 1996, the employment agreement of Ronald
                G. Farrell, Chief Executive Officer of CIC, was terminated and Mr. Farrell entered into a two-year consulting agreement with CIC. Effective December 4, 1996, Samuel C. McElhaney became the Chief Executive Officer of CIC. Mr. McElhaney was the founder of Dataprint and was a member of the Board of Directors of the Company at the time of his appointment.

                At the meeting of the Board of Directors on January 4, 1997, Mr. Farrell was not reelected as Chairman of the Board of Directors of the Company. At the meeting of the Board of Directors on January 7, 1997, Frank J. Zappala, a Director, was elected as Chairman. Mr. Farrell continues to be a member of the Board of the Company.

                Effective February 4, 1997, Ronald G. Assaf resigned from the Board of Directors of the Company.

                Effective December 31, 1996 John Chiste resigned as Chief Financial Officer of the Company and effective February 4, 1997, Edward A. Meltzer was appointed as Chief Financial Officer of the Company.


Item 6.         Exhibits and Reports on Form 8-K

       (a)      Exhibits

                Exhibit 11 - Statement Re:  Computation of Per Share Earnings

                Exhibit 27 - Financial Data Schedule (for SEC use only)

       (b)      Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           COMPUTER INTEGRATION CORP.





                           By: /s/ EDWARD A. MELTZER
                               -------------------------------------------------
                               Edward A. Meltzer
                               Chief Financial Officer (Principal Financial and Accounting Officer)



Dated:   February 12, 1997

                                  EXHIBIT INDEX



                                                                          Page
                                                                          ----



Exhibit 11  -      Statement Re:  Computation of Per Share Earnings        18

Exhibit 27  -      Financial Data Schedule (for SEC use only)              20