Form 10-Q
period 1997-03-31
COMPUTER INTEGRATION CORP
filed 1997-05-15
CIK 820735

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

     Registrant's telephone number, including area code:        617/320-8300

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.        YES X      NO
                            -------   --

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    YES_______ NO__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,997,120 shares of common stock outstanding as of May 12, 1997.

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

                           Computer Integration Corp.
                                 and Subsidiary

                Condensed Consolidated Balance Sheets (Unaudited)

                                                  MARCH 31,         JUNE 30,
                                                    1997              1996
                                                ------------------------------
                                                (Unaudited)           (Note)
   ASSETS

Current assets:
  Cash                                            $ 1,654,663       $  7,599,051
  Accounts receivable, net                         61,102,532         62,743,319
  Inventory                                        15,220,977         23,705,565
  Deferred income taxes                             1,102,871          1,843,283
  Prepaid expenses and other current assets         3,471,512            658,247
                                                  ------------------------------
Total current assets                               82,552,555         96,549,465

Property and equipment, net                         2,314,983          5,010,690

Other assets:
  Goodwill, net                                    11,938,882         12,446,491
  Other                                               463,004            658,279
                                                  ------------------------------
Total other assets                                 12,401,886         13,104,770
                                                  ------------------------------
Total assets                                      $97,269,424       $114,664,925
                                                  ==============================


Continued on next page.

                           Computer Integration Corp.
                                 and Subsidiary

                Condensed Consolidated Balance Sheets (continued)


                                                                                 MARCH 31,         JUNE 30,
                                                                                   1997              1996
                                                                               ------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                           (Unaudited)          (Note)
Current liabilities:
  Notes payable under line of credit                                           $ 9,078,362       $ 18,746,703
  Accounts payable                                                              46,395,794         46,171,003
  Accrued expenses                                                               4,519,278          5,994,832
  Restructuring accrual                                                            275,654          2,300,000
  Current portion of subordinated notes payable                                    267,440            302,440
  Current portion of capital lease obligations                                     284,721            265,625
  Other                                                                            883,410            619,872
                                                                               ------------------------------
Total current liabilities                                                       61,704,659         74,400,475

Noncurrent liabilities:
  Term note payable                                                             27,500,000         27,500,000
  Subordinated notes payable, less current portion                               1,343,120          1,610,560
  Capital lease obligations, less current portion                                  292,828            508,392
  Other                                                                                  0            400,000
                                                                               ------------------------------
Total noncurrent liabilities                                                    29,135,948         30,018,952


Shareholders' equity:
  Preferred stock, $.001 par value, total authorized 2,000,000 shares, issued and outstanding as follows:
      Series A, 9% cumulative, convertible, redeemable preferred stock;
       40,000 shares authorized, -0- issued and outstanding in both
        periods                                                                         --                 --
      Series B, 9% cumulative, convertible, redeemable preferred stock;
       250 shares authorized, -0- issued and outstanding in both periods                --                 --
      Series C, 9% cumulative, convertible, redeemable preferred stock;
       250 shares authorized, -0- issued and outstanding in both periods                --                 --
      Series D, 9% cumulative, convertible, redeemable preferred stock;
       40,000 shares authorized, 19,129 issued and outstanding in both
       periods                                                                          19                 19
      Series E, 9% cumulative, convertible, redeemable preferred stock;
       250 shares authorized, 125 issued and outstanding in both
       periods                                                                          --                 --
  Common stock, $.001 par value, authorized 20,000,000 shares, issued and outstanding 6,993,405 and 6,944,700 shares at March 31, 1997 and
    June 30, 1996, respectively                                                      6,993              6,945
  Additional paid-in capital                                                     9,849,026          9,809,736
  Retained earnings (deficit)                                                   (3,427,221)           428,798
                                                                               ------------------------------
Total shareholders' equity                                                       6,428,817         10,245,498
                                                                               ------------------------------
Total liabilities and shareholders' equity                                     $97,269,424       $114,664,925
                                                                               ==============================

Note: The balance sheet at June 30, 1996 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

             Condensed Consolidated Statements of Income (Unaudited)


                                                                THREE MONTHS ENDED
                                                                     MARCH, 31
                                                              1997               1996
                                                           ------------------------------

Net sales                                                  $98,898,135       $111,289,220
Cost of goods sold                                          89,619,197        101,196,921
                                                           ------------------------------
Gross profit                                                 9,278,938         10,092,299

Selling, general and administrative expenses                10,662,121          9,635,354
Loss on abandonment of management information system         4,161,370                 --
Revision of restructuring accrual                                   --                 --
                                                           ------------------------------
                                                            14,823,491          9,635,354
                                                           ------------------------------
Income (loss) from operations                               (5,544,553)           456,945
Interest expense                                             1,049,593          1,083,078
                                                           ------------------------------
Income (loss) before income taxes                           (6,594,146)          (626,133)
Income tax benefit                                          (2,475,441)          (262,999)
                                                           ------------------------------
Net income (loss)                                           (4,118,705)          (363,134)
Less required payments on convertible preferred stock           55,012             55,010
                                                           ------------------------------
Income (loss) applicable to common stock                   $(4,173,717)      $   (418,144)
                                                           ==============================


Net income (loss) per share:
  Primary                                                  $      (.60)      $       (.06)
                                                           ==============================

  Fully diluted                                            $      (.60)      $       (.06)
                                                           ==============================


Common shares and common share equivalents
  outstanding:
    Primary                                                  6,978,772          6,915,000
                                                           ==============================

    Fully diluted                                            6,978,772          6,915,000
                                                           ==============================

See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

             Condensed Consolidated Statements of Income (Unaudited)



                                                                  NINE MONTHS ENDED
                                                                       MARCH 31

                                                                1997              1996
                                                           ------------------------------

Net sales                                                  $306,088,342      $343,998,166
Cost of goods sold                                          275,226,304       311,892,874
                                                           ------------------------------
Gross profit                                                 30,862,038        32,105,292

Selling, general and administrative expenses                 30,683,980        25,767,386
Loss on abandonment of management information system          4,161,370                --

Revision of restructuring accrual                            (1,843,423)               --
                                                           ------------------------------
                                                             33,001,927        25,767,386
                                                           ------------------------------
Income (loss) from operations                                (2,139,889)        6,337,906
Interest expense                                              3,630,601         3,400,232
                                                           ------------------------------
Income (loss) before income taxes                            (5,770,490)        2,937,674
Income tax expense (benefit)                                 (2,079,505)        1,233,800
                                                           ------------------------------
Net income (loss)                                            (3,690,985)        1,703,874
Less required payments on convertible preferred stock           165,034           165,030
                                                           ------------------------------
Income (loss) applicable to common stock                   $ (3,856,019)     $  1,538,844
                                                           ==============================

Net income per share:
  Primary                                                  $       (.55)     $        .22
                                                           ==============================

  Fully diluted                                            $       (.55)     $        .20
                                                           ==============================

Common shares and common share equivalents
  outstanding:
    Primary                                                   6,960,287         7,131,000
                                                           ==============================
    Fully diluted                                             6,960,287         8,401,000
                                                           ==============================



See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

                      Condensed Consolidated Statements of
                             Cash Flows (Unaudited)



                                                                               NINE MONTHS ENDED
                                                                                    MARCH, 31
                                                                           1997              1996
                                                                       ------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                      $ (3,690,985)     $  1,703,874
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation and amortization                                           1,387,703         1,272,928
  Revision of restructuring accrual                                      (1,843,423)               --
  Loss on abandonment of management information system                    4,161,370                --
  Changes in operating assets and liabilities, exclusive of
   effects from acquisitions:
    Accounts receivable                                                   1,640,787         8,886,086
    Inventory                                                             8,484,588         4,880,920
    Prepaid expenses and other assets                                    (2,061,358)          (63,654)
    Accounts payable                                                       (823,193)       (8,063,273)
    Accrued expenses and other current liabilities                       (1,449,738)           77,444
    Other noncurrent liabilities                                           (400,000)           14,740
                                                                       ------------------------------
Net cash provided by operating activities                                 5,405,751         8,709,065

INVESTING ACTIVITIES
Acquisition of property and equipment                                    (1,113,993)         (823,363)
                                                                       ------------------------------
Net cash used in investing activities                                    (1,113,993)         (823,363)

FINANCING ACTIVITIES
Proceeds from exercise of stock options                                      39,338                --
Net repayments on line of credit                                         (9,668,341)       (6,461,520)
Principal payments on subordinated notes payable                           (302,440)         (186,174)
Preferred stock dividends paid                                             (108,235)         (110,023)
Repayments of capital lease obligations                                    (196,468)          (31,629)
                                                                       ------------------------------
Net cash used in financing activities                                   (10,236,146)       (6,789,346)
                                                                       ------------------------------

Net increase (decrease) in cash                                          (5,944,388)        1,096,356
Cash at beginning of period                                               7,599,051           797,678
                                                                       ------------------------------
Cash at end of period                                                  $  1,654,663      $  1,894,034
                                                                       ==============================

SUPPLEMENTAL INFORMATION
Interest paid                                                          $  3,683,642       $ 3,290,986
                                                                       ==============================

Taxes paid                                                             $    396,455      $  1,537,598
                                                                       ==============================
NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends in accrued expenses                          $    165,034      $         --
                                                                       ==============================
Costs associated with management information
  system acquisition included in accounts payable                      $  1,047,984      $         --
                                                                       ==============================

See accompanying notes.

                           Computer Integration Corp.
                                 and Subsidiary

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                 March 31, 1997


1.  BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Computer Integration Corp. and its wholly-owned operating subsidiary, CIC Systems, Inc. ("CIC"), collectively, the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for fiscal year 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended June 30, 1996.

2.  BORROWINGS

On September 30, 1996, the Company amended its financing agreement with its primary lender, Congress Financial Corporation (New England) ("Congress"), effective June 30, 1996, which included an increase in the maximum available credit from $70 million to $77 million and modification of certain financial covenants.

During the Quarter ended December 31, 1996 the Company entered into an agreement with a lender to finance product purchases. The amount outstanding under this agreement is included in accounts payable on the Consolidated Balance Sheets. In connection with this facility, the lender has a lien on the inventory financed. The Company has a $1.5 million letter of credit issued under its Credit Facility with Congress in favor of the lender.

3.  ABANDONMENT OF MANAGEMENT INFORMATION SYSTEM

During the 1996 fiscal year and the first half of the 1997 fiscal year, the Company invested $4,161,370 in a management information system ("MIS System") which was intended to replace the multiple systems in use. The Company previously disclosed that it had halted further development of this system as it evaluated alternatives. The Company has since concluded that the system did not provide minimum required functionality and that the costs required to achieve such functionality did not justify further investment and therefore decided to abandon this MIS System and implement an alternative solution. As a result the Company recorded a charge of $4,161,370 in the quarter ended
March 31, 1997 associated with the write-off of its investment in this MIS
System.

                           Computer Integration Corp.
                                 and Subsidiary

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)



4.  RESTRUCTURING CHARGE

During the fourth Quarter of fiscal 1996, the Company recorded a charge of $2.3 million for restructuring costs associated with a planned consolidation of some of the Company's headquarters, sales and distribution facilities and relocation to Atlanta. These costs included approximately $1.7 million for severance benefits for approximately 125 affected employees, $400,000 for the write-off of property and equipment, and approximately $200,000 for lease extension and termination costs and other activities to close existing facilities. On October 30, 1996 the Company decided not to proceed with the consolidation of the Company's headquarters, sales and distribution facilities and relocation to Atlanta. It decided instead to maintain these functions in its existing facilities in Boston, MA and Charlotte, NC. This decision primarily reflected the Company's desire to retain certain key personnel for whom relocation was not a viable option, as well as other cost considerations. Accordingly, during the quarter ended December 31, 1996, the Company reversed $1,843,423 of the original $2.3 million charge for restructuring costs. The remaining restructuring accrual balance of $275,654 as of March 31, 1997 primarily represents future severance payments related to the canceled Atlanta consolidation.

In conjunction with the Company's plans to relocate to Atlanta it had previously signed a lease commencing January 1997. In the second quarter of fiscal 1997, the Company recorded a reserve of $786,000 associated with management's estimate of the future costs of terminating this lease liability. During the quarter ended March 31, 1997, the Company negotiated a termination agreement with the landlord bringing the total lease termination liability to $894,027. Accordingly, the Company recorded an additional charge of $108,027 in the third quarter of fiscal 1997. The remaining accrual balance included in accounts payable as of March 31, 1997 was $655,076.


5.  SUBSEQUENT EVENTS

The Company's Board of Directors approved dividend payments to all preferred stock holders of record on January 31, 1997 which was paid on April 1, 1997.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Net sales for the three months ended March 31, 1997 (the "fiscal 1997 Quarter") were $98,898,135 compared to $111,289,220 for the three months ended March 31, 1996 (the "fiscal 1996 Quarter"), a decrease of $12,391,085 or 11.1%. The decrease in sales was primarily due to a loss in customer base resulting from the distraction and lack of focus in the sales organization associated with the changes in the Company's executive management during the six months ended December 31, 1996 and the proposed relocation to Atlanta which was originally announced in June 1996 and canceled in October 1996.

     Gross profit decreased to $9,278,938 in the fiscal 1997 Quarter from $10,092,299 in the fiscal 1996 Quarter as a result of the decrease in sales. The gross profit margin increased to 9.4% of sales in the fiscal 1997 Quarter compared to 9.1% in the fiscal 1996 Quarter.

     During the 1996 fiscal year and the first half of the 1997 fiscal year, the Company invested $4,161,370 in a management information system ("MIS System") which was intended to replace the multiple systems in use, including the Copley, Dataprint and Cedar systems. The Company previously disclosed that it had halted further development of this system as it evaluated alternatives. The Company has since concluded that the system did not provide minimum required functionality and that the costs required to achieve such functionality did not justity further investment and therefore decided to abandon this MIS System and implement an alternative solution.

As a result the Company recorded a charge of $4,161,370 in the quarter ended March 31, 1997 associated with the write-off of its investment in this MIS System ("MIS Charge"). The Company believes that a portion of this write-off was caused by the failure of consultants, previously engaged by the Company to assist with the implementation of the MIS System, to perform as required under their contracts with the Company. The Company is currently negotiating with such consultants concerning remaining amounts allegedly due under the consulting contracts. There can be no assurance that the Company will be successful in such negotiations and the financial statements include these remaining amounts as liabilities.

     Excluding the MIS Charge, selling, general and administrative expenses ("SG&A") were $10,662,121 in the fiscal 1997 Quarter, compared to $9,635,354 in the fiscal 1996 Quarter, an increase of $1,026,767 or 10.7% due primarily to an increase in the reserve for uncollectible accounts receivable, increased consulting costs, and costs associated with an enhanced telecommunication system, partially offset by the non-recurrence of a $425,000 charge relating to costs associated with a terminated public offering in the fiscal 1996 Quarter.

     Interest expense decreased to $1,049,593 for the fiscal 1997 Quarter from $1,083,078 during the fiscal 1996 Quarter as a result of decreased borrowings under the line of credit in the fiscal 1997 Quarter as compared with the fiscal 1996 Quarter.

     As a result of the factors discussed above, the Company had a net loss of $4,118,705 in the fiscal 1997 Quarter compared to a net loss of $363,134 in the fiscal 1996 Quarter.


NINE MONTHS ENDED MARCH 31, 1997 AND 1996

     Net sales for the nine months ended March 31, 1997 were $306,088,342 compared to $343,998,166 for the nine months ended March 31, 1997 a decrease of $37,909,824 or 11%. The decrease in sales was primarily due to distraction and lack of focus in the sales organization associated with the changes in the Company's executive management during the six months ended December 31, 1996 and the proposed relocation to Atlanta which was originally announced in June 1996 and canceled in October 1996. Revenues were also lower because of the Company's reduced emphasis on lower margin sales opportunities in the first half of fiscal year 1997.

     Gross profit decreased to $30,862,038 for the nine months ended March 31, 1997 from $32,105,292 for the nine months ended March 31, 1996 as a result of the decrease in sales. Gross profit margin increased to 10.1% for the nine months ended March 31, 1997 compared to 9.3% for the nine months ending March 31, 1996 as a result of the Company's reduced emphasis on lower margin sales opportunities in the first half of fiscal year 1997.

     During the fourth Quarter of fiscal 1996, the Company recorded a charge of $2.3 million for restructuring costs associated with a planned consolidation of some of the Company's headquarters, sales and distribution facilities and relocation to Atlanta. These costs included approximately $1.7 million for severance benefits for approximately 125 affected employees, $400,000 for the write-off of property and equipment, and approximately $200,000 for lease extension and termination costs and other activities to close existing facilities. On October 30, 1996 the Company decided not to proceed with the consolidation of the Company's headquarters, sales and distribution facilities and relocation to Atlanta. It decided instead to maintain these functions in its existing facilities in Boston, MA and Charlotte, NC. This decision primarily reflected the Company's desire to retain certain key personnel for whom relocation was not a viable option, as well as other cost considerations. Accordingly, during the quarter ended December 31, 1996, the Company reversed $1,843,423 of the original $2.3 million charge for restructuring costs. The remaining restructuring accrual balance of $275,654 as of March 31, 1997 primarily represents obligations for future severance payments related to the canceled Atlanta consolidation.

     The nine months ended March 31, 1997 included the previously mentioned MIS Charge of $4,161,370.

     Exclusive of the above mentioned restructuring charge reversal and MIS Charge, selling, general and administrative expenses ("SG&A") were $30,683,980 for the nine months ended March 31, 1997, compared to $25,767,386 for the nine months ended March 31, 1996, an increase of $4,916,594 or 19.1%. This included a charge of $894,027 associated with the termination of a lease executed in conjunction with the Company's plans to relocate to Atlanta commencing January 1997. Excluding this charge, SG&A increased $4,022,567 or 15.6% from the nine months ended March 31, 1996 primarily due to an increase in the reserve for uncollectible accounts receivable; higher salary, severance, and temporary help caused by high employee turnover associated with the announced, then canceled, relocation to Atlanta and changes in executive management; an enhanced telecommunication system; and additional travel expenses, partially offset by the non-recurrence of a $425,000 charge relating to costs associated with a terminated public offering in the nine months ended March 31, 1996.

     Interest expense increased to $3,630,601 for the nine months ended March 31, 1997 from $3,400,232 during the nine months ended March 31, 1996 as a result of increased borrowings under the line of credit in the nine months ended March 31, 1997 as compared with the nine months ended March 31, 1996.

     As a result of the factors discussed above, the Company had net loss of $3,690,985 for the nine months ended March 31, 1997 compared to net income of $1,703,874 for the nine months ended March 31, 1996.

FINANCIAL CONDITION

     The Company's total assets decreased $17,395,501 to $97,269,424 as of March 31, 1997 from $114,664,925 as of June 30, 1996. The primary components of that decrease were a $5,944,388 reduction in cash and a $8,484,588 reduction in inventory.

     Total current liabilities decreased $12,695,816 to $61,704,659 as of March 31, 1997 from $74,400,475 as of June 30, 1996. The most significant components of the decrease are a $9,668,341 reduction in notes payable and a $2,024,346 reduction in the restructuring accrual.

     Total shareholders' equity decreased by $3,816,681 to $6,428,817 as of March 31, 1997 from $10,245,498 as of June 30, 1996 primarily due to the Company's net loss of $3,690,985 for the nine months ended March 31, 1997. As a result of this net loss and an accrual for preferred dividend payments of $165,034 over the same period, retained earnings as of March 31, 1997 were a deficit of $3,427,221 compared with a surplus of $428,798 as of June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its activities through the private sale of equity securities and borrowings under its revolving line of credit, and, during certain periods, through cash flow from operations. As of March 31, 1997, the Company had cash of $1,654,663, net accounts receivable of $61,102,532, working capital of $20,847,896 and available funds under its credit facility of approximately $4.4 million.

     Net cash provided by operating activities during the nine months ended March 31, 1997 was $5,405,751 primarily as a result of reductions in accounts receivable of $1,640,787 and inventory of $8,484,588 partially offset by increased prepaid expenses and other assets of $2,061,358 and decreased accrued expenses and other current liabilities of $1,449,738.

     Net cash used in investing activities for the nine months ended March 31, 1997 was $1,113,993, which was related to the acquisition of office and computer equipment and software. Financing activities for the nine months ended March 31, 1997 used cash of $10,236,146 primarily as a result of a reduction in the outstanding balance on the Company's Credit Facility.

     On September 30, 1996, CIC amended its financing agreement with its primary lender, Congress Financial Corporation ("Congress"), effective June 30, 1996, which included an increase in the maximum available credit from $70 million to $77 million and modification of certain financial covenants. The Credit Facility is collateralized by CIC's accounts receivable and inventory and consists of a $27.5 million, 3-year term loan and a $49.5 million revolving line of credit. Interest on the Credit Facility accrues at 1.0% over the prime rate of CoreStates Bank, N.A. (effective rate of 9.25% at March 31, 1997). The Credit Facility, which is used for inventory financing and working capital, will expire in July 1998 and will be automatically renewable for one year at the option of Congress, upon certain terms and conditions. The Credit facility requires that CIC maintain, at all times, certain net worth and working capital levels and restricts acquisition of property and the payment of dividends by Company.

     During the Quarter ended December 31, 1996 CIC entered into an agreement with a lender to finance product purchases. The amount outstanding under this agreement is included in accounts payable on the Consolidated Balance Sheets. In connection with this facility, the lender has a lien on the inventory financed. CIC has a $1.5 million letter of credit issued under its Credit Facility with Congress in favor of the lender.

     The Company has recently been experiencing some slowness in collecting its accounts receivable in a timely manner. The Company believes that this is a short term problem caused by lack of focus and poor attention to detail by many of its employees due to the uncertainties associated with the previously discussed canceled move to Atlanta and changes in the Company's executive management. During the third quarter the Company took actions which have refocused the employees and improved collections.

     The slowness in collection has caused an increase in the past due accounts receivable and accounts receivable which are not eligible to be included in the borrowing base in CIC's credit facility. This has unfavorably impacted CIC's cash and the amount it can borrow under its line of credit. This in turn has unfavorably impacted the Company's ability to pay some of its bills in a timely manner. Thus far this has not had a material impact on the Company's performance. As discussed, the Company has taken actions which it expects to correct the slowness in collections and the resultant unfavorable impact on cash and borrowing ability. While there has been considerable improvement, no assurance can be given that these actions will have the intended effect and that the slowness will not begin to materially impact the Company's performance.

     The Company believes that cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to fund its operations and meet current obligations for the next 12 months. This is dependent on continued improvements in collection, profitability, and cash flow from current levels. While management expects to achieve such improvements, there can be no assurance that the improvements will occur. In addition to the actions discussed above, the Company is also exploring the possibility of obtaining additional debt or equity financing.

     The Company has selected a management information system to replace virtually all of its existing systems and the system it abandoned (see Results of Operations above). The total cost of this system, including software, hardware, and training is expected to be approximately $1 million over the next 12 months.

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

                           PART II - OTHER INFORMATION

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          Not applicable.

Item 5.   Other Events

          None.

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



                  COMPUTER INTEGRATION CORP.



                  By: /s/EDWARD A. MELTZER
                     ----------------------------------------------------------
                    Edward A. Meltzer

                    Chief Financial Officer (Principal Financial and Accounting Officer)



Dated:  May 15, 1997

                                  EXHIBIT INDEX



                                                                    Page
                                                                    ----



Exhibit 11  -  Statement Re:  Computation of Per Share Earnings      18

Exhibit 27  -  Financial Data Schedule (for SEC use only)            20