Form 10-K
period 1997-06-30
COMPUTER INTEGRATION CORP
filed 1997-09-29
CIK 820735

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER: 0-20732

                           COMPUTER INTEGRATION CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                65-0506623
         (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

        2425 CROWN POINT EXECUTIVE DRIVE                       28277
           CHARLOTTE, NORTH CAROLINA                        (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE
                    OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (704) 847-7800

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                    HELD BY NONAFFILIATES OF THE REGISTRANT

     Common Stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on September 23, 1997. At such date, the aggregate market value of the 5,126,303 shares of Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission, the "Commission") of more than five percent of the Common Stock, was approximately $7,369,061.

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 14,034,810 shares of Common Stock were outstanding as of September 23, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
            Definitive Proxy Statement of Computer Integration Corp.
                  for the 1997 Annual Meeting of Stockholders
                            Incorporated in Part III

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company (which term includes Computer Integration Corp. and its wholly-owned operating subsidiary, CIC Systems, Inc., hereafter "CICS") is one of the largest volume resellers of microcomputers, workstations and related products, services and solutions to large and medium-sized corporations, federal, state and local government entities and colleges and universities in the United States. The Company distributes a broad range of microcomputer-related products, services, and solutions from major hardware manufacturers and software developers such as Hewlett-Packard Company ("HP"), Compaq Computer Corporation ("Compaq"), Sun Microsystems Computer Corporation ("Sun"), Toshiba America Information Systems, Inc. ("Toshiba"), International Business Machines ("IBM"), Lexmark International ("Lexmark"), NEC Technologies, Inc. ("NEC"), 3COM, Inc. ("3COM"), Oracle Corporation ("Oracle"), Netscape Communications Corporation ("Netscape"), Sterling Commerce, Inc. ("Sterling"), Novell, Inc. ("Novell") and Microsoft Corporation ("Microsoft"). The Company is one of the largest resellers of computer products manufactured by HP in the United States and during the year ended June 30, 1997 ("Fiscal 1997"), sales of HP products accounted for approximately 67% of the Company's net sales.

     The Company has experienced rapid growth. On March 30, 1993, the Company acquired Copley Systems Corporation ("Copley") of Westwood, Massachusetts. Effective July 1, 1994, the Company acquired Dataprint, Inc. ("Dataprint") of Charlotte, North Carolina, and effective July 1, 1995, the Company acquired substantially all of the assets of Cedar Computer Center, Inc. ("Cedar") of Des Moines, Iowa (the "Cedar Acquisition"). At the time of their acquisitions, Copley and Dataprint were two of the largest dealers of HP computer products in the northeastern and southeastern United States, respectively. Cedar was one of the largest dealers of HP computer products in the midwestern and western United States. Cedar's products complemented the Company's existing product lines and increased the Company's market share of Compaq products. Net sales of the Company increased from $103.9 million for the fiscal year ended June 30, 1993 to $417.5 million in Fiscal 1997.

     The microcomputer industry has grown dramatically over the past several years as a result of equipment price reductions, significant improvements in hardware performance and software applications, increased use of microcomputers by governments and businesses and increased product familiarity by end users. The microcomputer distribution industry has experienced related growth in the use of wholesale distribution channels by manufacturers for the distribution of their products. The Company has distinguished itself from its competitors by focusing primarily on the direct delivery of personal computer ("PC") hardware, peripherals and software, from selected manufacturers, to a broad range of customers through a low-cost, efficient method of distribution. The Company configures PCs and printers with memory, operating systems and software at its distribution centers in Westwood, MA and Charlotte, NC. Management believes that the Company's focus on a limited number of manufacturers, its expertise with their product lines, commitment to servicing its customers, and efficient distribution and delivery of products provide the Company a competitive advantage and enable it to operate with relatively low operating costs.

     The Company's operating strategy is to (i) increase customer loyalty through the offering of a full array of services and excellent product delivery,
(ii) increase its market share of products of selected manufacturers such as HP, Compaq, and Sun, (iii) grow its nationwide sales and distribution network and its tele-sales operations, (iv) expand its systems integration and support services, and (v) strengthen its professional and solution services. The Company may acquire other companies whose products and services complement the Company's existing products and services, including both resellers and providers of systems integration and other support services.

     In September, 1997 the Company announced a new logistics strategy and consolidation of headquarters functions into a new office in Charlotte, NC. The Company expects that these actions will allow it to be more responsive to its customers and improve the quality, efficiency, and timeliness of the products and services it provides. The new logistics strategy will have two elements: i) outsourcing of its distribution, warehousing and configuration for all non-HP products which have been handled by the Company and
ii) consolidating its warehouse and configuration operations from its existing facilities in Westwood, MA and Charlotte, NC to a new facility in Charlotte, NC. The strategy will be implemented in stages with all elements expected to be completed by December 31, 1997. The Company's headquarters functions, which are currently performed in both Westwood and Charlotte, will be consolidated into a new headquarters facility in Charlotte. The personnel headquartered in Charlotte will include its Executive Officers, and its Finance and Accounting, Purchasing, Marketing, and Information Systems departments. The Company will maintain its Northeast Regional Headquarters and its professional services, customer support, human resources departments, and certain other departments in an office in a Boston suburb. Most of this consolidation is expected to be completed by December 31, 1997.

INDUSTRY

     Significant technological advances have transformed the microcomputer industry during the past ten years. Once dominated by several large manufacturers, the market now consists of several hundred manufacturers offering products ranging from hand-held computers to sophisticated UNIX-based workstations. During the same period, demand for microcomputers and related products has increased substantially, as a result of several factors, including:
(i) decreases in the prices of microcomputers, peripherals and software, primarily as a result of intense competition among manufacturers, retailers and resellers; (ii) improvements in microcomputer hardware performance and development of new software applications; (iii) increased use of microcomputers by business, government and education institutions; and (iv) the development of industry standards and component compatibility. While the technology and level of product sophistication continue to improve, the cost of products has continued to decline. Over the last several years, the industry has experienced aggressive price reductions by personal computer manufacturers which have exerted additional pressure on the profit margins of all manufacturers and distributors. However, the lower prices have also stimulated demand, resulting in increased sales to both existing and first-time buyers. In addition, as user familiarity with microcomputers has increased, demand for more sophisticated hardware, software and related products has increased the average total purchase price for personal computer systems.

     As the microcomputer products industry has grown, parallel growth has occurred in the microcomputer products distribution industry in response to increased demand for products and the increased use of wholesale distribution channels by manufacturers. Microcomputer products are delivered to the ultimate consumer through a combination of distribution channels including manufacturers, wholesale distributors, aggregators and resellers. Wholesale distributors and aggregators sell directly to resellers. Resellers, such as the Company, sell directly to consumers, including corporations, government entities, education institutions, small and medium-sized businesses and individuals; integrate computer systems; and provide technical support services.

     There are various categories of resellers, including retailers such as computer superstores and office supply chains; mail-order firms; and systems integrators. The larger computer manufacturers such as HP, Compaq and IBM, historically, have required resellers to purchase their products from an affiliated aggregator or designated distributors or directly from such manufacturers. The Company purchases the majority of the products it sells, including HP products, directly from manufacturers and purchases the balance of such products, including Compaq, Sun and IBM, from aggregators and distributors.

     Another product distribution model which competes with the Company is the "manufacturer direct" model. Dell and Gateway have been the leaders in this area offering products via a single toll free 800 telephone number. Traditionally, this distribution model has fulfilled a small business and individual consumer niche. Over the past year, both companies have made great strides into the larger business community. With commercial sales well into the billions, this type of product fulfillment will increasingly be a competitive threat. The Company believes, however, that many customers will continue to prefer the face-to-face sales approach.

     Due to significant changes in technology, the industry has experienced rapid product obsolescence. The average life cycle of personal computers and peripherals before enhanced models are available is approxi-mately six months. As technology advances, customers generally desire to purchase the newest and fastest products to gain a competitive advantage. Therefore, inventory management is critical to profitability.

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

STRATEGY

     The Company's long-term objective is to become one of the leading resellers and systems integrators in the United States in terms of sales volume of microcomputers, work stations and related products and services. The Company's business strategy is to:
     -- Build customer loyalty and satisfaction by offering a full array of services and excellent product delivery;
     -- Increase its market share of products of selected manufacturers such as
        HP, Compaq, IBM and Sun;
     -- Expand its nationwide sales and distribution network and its tele-sales operations;
     -- Expand its systems integration and support services; and -- Expand its professional and solutions offerings.

     Building Customer Loyalty and Satisfaction. The Company believes that the development of long-term relationships with its customers will encourage repeat purchases and foster overall customer satisfaction. Management believes that the key to building customer loyalty is providing products and services, in a timely fashion, which meet customers' technological and organizational needs. The Company has assembled a dedicated sales team which is knowledgeable, continuously trained and kept current on the products and services offered by the Company and their application to specific customer needs. The Company's sales force is supported by a strong technical staff whose expertise in the Company's product lines enables the Company to efficiently and timely process customers' orders, configure computer systems, deliver products, and provide consultation and technical support services. The Company has approximately 16,000 active customers. During the past year, the Company has committed increased resources and emphasis on services such as toll-free ordering and technical support, direct Internet communications with customers and enhanced product warranty programs, all of which are designed to further enhance customer loyalty and satisfaction.

     Increase in Market Share of Products from Selected Manufacturers. The Company primarily sells products from a limited number of manufacturers. The Company's success has been attributable, in large part, to the success of its low cost distribution system for HP products and its expertise in selling products manufactured by Sun. The Company will continue to concentrate on sales of those products, but will also evaluate its product line in order to emphasize sales of those products that make the greatest contribution to the Company's gross profit margins. The Company is an authorized reseller of IBM and Compaq computer products. The Company believes that increased emphasis on these product lines may also generate additional systems integration business by introducing potential customers to the Company's expertise in integrating IBM and Compaq systems into its network connectivity solutions.

     National Sales and Distribution Network. The acquisitions of Copley, Dataprint and Cedar, respectively, have increased sales of the Company and its predecessor from $103.9 million for the fiscal year ended June 30, 1993 to $417.5 million for Fiscal 1997. Those acquisitions have positioned the Company to achieve its long-term objective by providing a nationwide network of 25 offices in 22 states for the sale and distribution of products and services. In addition to these recent acquisitions, the Company intends to continue to review potential acquisitions of companies whose products and services complement the Company's existing products and services including both resellers and providers of systems integration and other support services. Although the Company continuously reviews potential acquisition candidates, it has not entered into any agreement, understanding or commitment with respect to any additional acquisitions at this time. The Company also plans to expand its tele-sales marketing and sales activities and expects this to generate additional revenue.

     Expansion of Systems Integration and Support Services. Management believes that two factors will contribute to the growth of the Company's systems integration and support services business: (i) government, education and commercial needs for local and wide area networks are expanding as such end-users continue to upgrade their technology and right-size their information processing systems; and (ii) the trend toward retaining third parties for network design, configuration and integration is accelerating, particularly as a result of the reduction of in-house technical staffs. The Company intends to focus on developing computer networks that maximize the productivity of its clients' technology. The Company's expertise in networking technology permits it to integrate existing hardware and software efficiently and effectively. The Company's system integration services include physical installation, customized configuration, testing, software loading, applications training, continuing education, telephone and on-site consulting and complete maintenance and repair services. Over the past several years, the Company has redirected certain of its marketing activities in an effort to offer technical services to entities that have not purchased equipment from the Company. Over the past year, the Company increased its technical services support capabilities by entering into partnerships with third party service providers. Through strategic partnerships, the Company is able to augment its technical and professional services staff with leading service providers offering all services from four hour response time repair through complete wide area network management.

     Expand its professional and solutions offerings. The Company believes that the expansion of professional services and solutions requirements in government, education and corporate sectors has created a market need which the Company can capitalize on by formulating strategic relationships with industry-leading technology companies. These relationships have enabled the Company to provide a focused set of service and solution offerings in the areas of database integration and management, network and internet security, collaborative computing and interoperability in Unix and Windows NT environments. These offerings specifically include infrastructure and network encryption and network management and monitoring. The Company will continue to leverage its relationships with third party services and technical personnel to increase its professional services and solutions business and further the opportunities throughout the Company's national branches. The Company has formed an Enterprise Technology Group to focus on its professional and solutions offerings.

SALES AND MARKETING

     The Company has historically conducted its sales operations, for both products and services, from sales offices located throughout the United States. The Company is organized into five national regions: the Northeast, with headquarters in metropolitan Boston (Westwood), Massachusetts; the Southeast, with headquarters in Charlotte, North Carolina; the Central East, with its headquarters in metropolitan Washington, DC; the Midwest, with headquarters in metropolitan Minneapolis, Minnesota; and the West, with headquarters in Denver, Colorado. The Company will continue to conduct decentralized sales activities throughout the United States, but will centralize marketing activities at the five regional headquarters. In each sales office, the Company will maintain specific sales groups that specialize in serving some or all of the corporate, government and education markets. The Company intends to hire additional sales and technical service personnel for its sales offices, relocate employees as necessary to meet the Company's personnel requirements and increase the productivity of its existing sales and technical staff.

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

     Certain of the Company's major suppliers provide marketing and advertising credits or allowances, the amount of which is based on a percentage of purchases made by the Company. Such arrangements typically allow the Company, at its discretion, to participate in various advertising campaigns and marketing strategies and subsequently seek reimbursement for all or a portion of the related costs. However, the Company must expend advertising or marketing funds before suppliers will allow the utilization of advertising or marketing credits. The total amount of such credits funded by the suppliers by means of credits in Fiscal 1997 was less than 1.0% of the Company's net sales.

CUSTOMERS

     The Company has two major target customer groups: (i) large and medium-sized corporations and (ii) federal, state and local governments and their various divisions (the "government market") and colleges and universities. The Company maintains specialty marketing groups to focus specifically on the corporate, government and education markets. The Company believes that such specialty groups have made the Company more knowledgeable about specific industry needs, thereby allowing it to become more responsive in providing desired products and services. During Fiscal 1997, no single customer accounted for more than 10.0% of the Company's net sales.

PRODUCTS AND MANUFACTURERS

     Product Selection. The Company distributes a broad range of microcomputer-related products including printers, desk top computers, workstations, lap-top computers, peripherals and software. Peripherals include printers, plotters, modems, storage devices and memory. Substantially all of the Company's products are purchased from suppliers located in the United States. The Company's main products are printers made by HP; Intel-based desk top computers made by HP and Compaq; UNIX-based workstations made by Sun and HP; lap-top computers made by HP, Compaq and Toshiba; microcomputing peripherals, other than printers, made by HP; software developed by Microsoft, Sun, Netscape, Oracle, and Sterling; and networking products developed by Sun.

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

     The Company obtains the majority of the products its sells from its major supplier, HP. During Fiscal 1997 and Fiscal 1996, 67.0% and 65.0%, respectively, of the Company's net sales were derived from products manufactured by HP. The Company purchases its other products from a number of distributors. During Fiscal 1997 products from one distributor accounted for 13% of the Company's net sales (the "Primary Distributor").

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

     The Company's current resale agreement with HP has a one-year term and expires on February 28, 1998. The agreement allows either party to terminate the agreement without cause upon 30 days written notice, or with cause upon 15 days written notice. The agreement authorizes the Company, on a non-exclusive basis, to sell HP personal computers, peripherals and other computer-related products in those metropolitan areas in the United States in which the Company has office locations. Some specific HP products have no geographical resale restrictions and may be sold anywhere in the United States. The Company may resell HP products to any education institution in the United States and to any state government if the Company has an office in such state.

     The Company's current agreement with its Primary Distributor has a one-year term expiring April 4, 1998. The agreement allows either party to terminate with or without cause on 30 days notice.

     Since August 1994, the total combined purchases of HP products by the Company have qualified it for the Level II Discount. The Level II Discount is currently available to HP distributors who have attained gross purchases of HP products of at least $135 million during a contract year. Qualification for the Level II Discount enables the Company to purchase HP products at the lowest available cost. The Company's total purchases of HP products for the contract year ending February 28, 1998 are expected to substantially exceed $135 million.

     Copley became an authorized, non-exclusive, reseller of Sun hardware and software products in February 1990. In January 1994, the Company entered into an exclusive sales agent agreement with Sun for the sale and marketing of Sun products in the education marketplace in New England, including Vermont, New Hampshire, Maine, Rhode Island and Eastern Massachusetts. Such agreement covers grades K through 12 and universities, with the exception of certain designated universities to which Sun sells directly.

     Most of the Company's U.S. suppliers, including HP and Sun, provide price protection, by way of credits, against price reductions by the supplier between the time of the initial sale to the Company and the Company's subsequent sale to its customers. Historically, credits, refunds or other payments to which the Company has been entitled by reason of price protection have offset most of any inventory write-downs the Company has made as a result of such price reductions.

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

CUSTOMER SERVICES

     The Company offers a wide range of technical and customer support services, including hardware configuration, software installation, CPU burn-in (product testing), project management and training. Before any project begins, the Company assembles a project team which consists of several client representatives. All project details are agreed upon in advance and referenced in a project contract. In addition, control and project reporting procedures are established. Prior to the shipment of any equipment from one of the Company's distribution centers or one of its distribution or aggregation partners, technical personnel perform as much of the necessary configurations, software installation and CPU burn-in as is possible to minimize installation and service expenses charged to its customers or incurred by the Company.

     In addition to providing initial technical and support services, the Company also offers on-going technical and support services on all products, including training, telephone support, including toll-free 800 numbers, hardware and software support contracts which require the Company to dispatch technical personnel to the customers' offices, and consulting. The Company provides warranty repair work at customers' offices for all hardware it sells and also offers extended warranties for many of the products it sells. The Company anticipates that depot warranty work (returns of defective equipment directly to the Company, which is then repaired by the Company at the expense of the equipment manufacturer) is likely to increase due to the equipment configuration of its customers' network environments, the convenience of the Company's repair facilities and the Company's ability to repair equipment in an efficient and timely manner. The Company has entered into strategic relationships with third parties who provide some of these services on behalf of the Company.

     The microcomputer industry is characterized by the existence of numerous hardware and software systems utilizing different, and often incompatible, operating components. The Company provides systems integration services which focus on developing computer environments that maximize the efficient utilization of its clients' equipment, platforms, applications, protocols, user preferences and ultimate project output. A systems integrator offers extensive technical background and expertise in the development of computer environments that coordinate a client's existing hardware and software to maximize efficient equipment utilization in a user-friendly manner. The Company's engineers and consultants provide advice and technical assistance with respect to office automation, internets and intranets, electronic publishing, image processing, relational databases, database publishing, network integration, wide-area networking, right-sizing and application integration. The Company's staff provides five primary areas of support to its systems integration clients: connectivity, networking, consulting, project management, and configuration and installation services. Such support is provided in the form of hardware maintenance and warranty repair, technical inquiry assistance via telephone and software/systems training.

DISTRIBUTION

     The Company typically fills its orders within 48 hours of receipt. In addition, the Company has the ability to ship products that require testing, customization or configuration within five days of receipt. The Company also coordinates product "rollouts" for customers which involve shipping to a customer's determined schedule over a period of weeks or months. Upon request, the Company provides expedited delivery via an overnight or courier service for an additional cost. The Company performs the majority of its testing, customization and configuration at its locations in Westwood, Massachusetts, and Charlotte, North Carolina. As described above, the Company has announced that it will be consolidating these functions into a new facility in Charlotte, North Carolina. (See Business -- General.)

     The Company's order processing and inventory controls allow the Company to forecast and order products only when needed. The Company communicates electronically and by fax with its suppliers to further reduce overhead. Additionally, the Company manages its inventory levels by providing for the "drop shipment" of products directly from certain manufacturers or distributors to customers. Drop shipments reduce the Company's physical handling, inventory, storage, and shipping costs and allow the Company to expedite delivery of products to customers. This inventory management technique enables the Company to offer a greater range of products without increasing inventory requirements.

     The Company has historically attempted to maximize product availability and delivery response times while minimizing inventory levels to reduce the risk of product obsolescence and price fluctuations. Most products are stocked to provide only a 10 to 30 day supply. During Fiscal 1997, the Company turned its inventory an average of 19 times per year compared to 17 times in Fiscal 1996. The Company's management information system provides perpetual inventory management and real-time transaction processing for all product receipts and shipments. The Company conducts frequent physical inventory cycle counts and reconciles such inventory to the Company's perpetual inventory records. Historically, the Company's inventory shrinkage has been less than 0.5% of net sales.

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

     The Company has allocated approximately $2.0 million to be expended in the year ended June 30, 1998 ("Fiscal 1998") to significantly upgrade its MIS, including installation of a new integrated software system for order entry, purchasing, inventory, distribution and accounting, equipping virtually all sales executives and systems engineers with HP laptop computers, upgrading desktop personal computer hardware and software, and enhancing its company-wide electronic mail system. Management believes that these upgrades are necessary for the Company to take advantage of technological MIS improvements, reduce ongoing operating costs, and enhance its competitive position.

     The Company uses the Internet to enhance customer support and interbusiness correspondence. Internet access provides a convenient communication device enabling customers to contact their sales, customer service and technical support representatives via text-based messages.

EMPLOYEES

     As of June 30, 1997, the Company employed 400 full-time employees, consisting of 54 in management (including executive officers), 83 in administration, 130 in sales and marketing, 46 in technical support and engineering, 65 in customer service, and 22 in warehouse operations. The Company considers its relations with its employees to be excellent. The Company has no employees who are represented by unions.

PATENTS AND TRADEMARKS

     The Company does not have any patents or material trademarks and does not consider patents or trademarks to be significant to its operations.

ITEM 2.  PROPERTIES

     The Company currently maintains its executive and main administrative offices in Charlotte, North Carolina and Westwood, Massachusetts. These also serve as the primary sales offices and distribution centers for the Company's five regions. The Company distributes most of the products that it sells from these two distribution centers. The Company also has 25 sales offices in 22 states, leasing approximately 185,000 total square feet at an annual base rent of approximately $1.9 million. The Company believes that its current facilities are adequate for its current level of operations and foreseeable needs and has the physical capacity at most locations to substantially increase its sales staff. As described above, the Company has announced plans to consolidate its headquarters and distribution functions in Charlotte. (See Business -- General.)

ITEM 3.  LEGAL PROCEEDINGS

     On May 22, 1997, MCI Systemhouse, Inc. filed a complaint against the Company in the Circuit Court for Palm Beach County, Florida seeking contractual damages in the amount of $2,036,882, plus accrued interest. The litigation concerns consulting services rendered to the Company by MCI's predecessor, SHL Systemhouse Corp., in connection with the Company's Management Information Systems. See "Business -- Management Information Systems". The Company has filed an answer and counter-claim seeking return of monies previously paid under the consulting agreement and damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq SmallCap Market since June 1996 under the symbol "CICC." During the year ended June 30, 1997, the high and low prices for the Common Stock were $4.75 and $.6875, respectively.

     On September 23, 1997, the closing price of the Common Stock as reported by Nasdaq was $1.4375 per share. The number of record holders of the Common Stock as of September 23, 1997 was 14,034,810.

     The Company has never paid any dividends on its Common Stock. Pursuant to the revolving credit agreement between CICS and its principal lender, the ability of CICS to transfer funds to the Company, and the resulting availability of funds to the Company for the payment of dividends, is restricted and, therefore, the Company's ability to pay dividends on its Common Stock is effectively prohibited. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below for each of the fiscal years ended June 30, 1995, 1996 and 1997 have been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. This data should be read in conjunction with such consolidated financial statements and other financial information, including the notes thereto, included elsewhere herein (in thousands except share-related data).

                                              COPLEY SYSTEMS
                                               CORPORATION
                                              (PREDECESSOR)                          COMPUTER INTEGRATION CORP. AND SUBSIDIARY
                                              --------------                     -------------------------------------------------
                                                  PERIOD           PERIOD
                                                   FROM        FROM INCEPTION
                                                 JULY 1,          JULY 29,
                                                   1992             1992
                                                 THROUGH          THROUGH                      YEAR ENDED JUNE 30,
                                                MARCH 30,         JUNE 30,      -------------------------------------------------
                                                   1993           1993(1)          1994         1995         1996         1997
                                              --------------   --------------   ----------   ----------   ----------   ----------
STATEMENTS OF INCOME DATA:
Net sales...................................      $76,770        $   27,134     $  103,786   $  209,226   $  449,954   $  417,532
Cost of goods sold..........................       69,563            24,290         93,068      188,685      407,313      378,109
                                                  -------        ----------     ----------   ----------   ----------   ----------
Gross profit................................        7,207             2,844         10,718       20,541       42,641       39,423
Selling, general and administrative
  expenses..................................        5,484             2,351          8,755       15,975       37,563       43,656
                                                  -------        ----------     ----------   ----------   ----------   ----------
Income (loss) from operation................        1,723               493          1,963        4,566        5,078       (4,233)
Interest and other expenses(2)..............          224               218          1,611        2,565        5,324        4,480
Income (loss) before income taxes and
  extraordinary item........................        1,499               275            352        2,001         (246)      (8,713)
Provision (benefit) for income taxes(3).....          569               125            265          868          157       (2,749)
                                                  -------        ----------     ----------   ----------   ----------   ----------
Income (loss) before extraordinary item.....          930               150             87        1,133         (403)      (5,964)
Extraordinary item, net of taxes............           --                --            165           --           --           --
                                                  -------        ----------     ----------   ----------   ----------   ----------
Net income (loss)...........................          930               150            252        1,133         (403)      (5,964)
Required dividends on preferred stock.......           --                93            171          202          218          218
                                                  -------        ----------     ----------   ----------   ----------   ----------
Income (loss) applicable to common stock....      $   930        $       57     $       81   $      931   $     (621)  $   (6,182)
                                                  =======        ==========     ==========   ==========   ==========   ==========
SHARE-RELATED DATA(4):
Income (loss) before extraordinary item.....                     $      .01     $     (.02)  $      .15   $     (.09)  $     (.89)
Extraordinary item..........................                             --            .03           --           --           --
                                                                 ----------     ----------   ----------   ----------   ----------
Income (loss) applicable to common stock....                     $      .01     $      .01   $      .15   $     (.09)  $     (.89)
                                                                 ==========     ==========   ==========   ==========   ==========
Common shares and equivalents
  outstanding(4)............................                      5,034,181      5,900,000    6,409,000    6,916,383    6,976,661
                                                                 ==========     ==========   ==========   ==========   ==========
                                                                                                JUNE 30,
                                                                    -------------------------------------------------------------
                                                                      1993           1994         1995        1996         1997
                                                                    -------        -------      -------     --------     --------
BALANCE SHEET DATA:
Working capital.............................                        $ 6,566        $ 4,614      $ 9,222     $ 22,475     $ 19,559
Total assets................................                         24,457         29,785       54,755      114,991      102,661
Total short-term debt.......................                          2,378          8,936        9,955       19,315        9,277
Term note, less current portion.............                          5,101          5,037       12,508       27,500       27,500
Subordinated note, less current portion.....                          2,481             11           --        1,611        1,343
Total long-term debt........................                          7,582          5,048       12,508       29,619       29,059
Shareholders' equity........................                          2,583          2,780        6,591       10,246        4,216

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

(4) Prior to its acquisition by the Company, Copley had 1,088 shares of Common Stock outstanding. Earnings per share data has not been presented for Copley for all periods presented prior to March 31, 1993, as such historical information would not be meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company began operations in 1992 with the organization of CICS, and acquired Copley on March 30, 1993 and Dataprint effective July 1, 1994. Effective July 1, 1995, the Company acquired substantially all the assets and operations of Cedar, which acquisition increased the Company's net sales, on a pro forma basis, for the year ended June 30, 1995 by 121.1%. All historical financial information relates to the Company.

RESULTS OF OPERATIONS

     All financial results related to operations of the Company include historical results for the years ended June 30, 1997, June 30, 1996, and June 30, 1995 ("Fiscal 1997", "Fiscal 1996," and "Fiscal 1995", respectively). The pro forma information for Fiscal 1995 ("Pro Forma Fiscal 1995") relates to the Company's and Cedar's operations, combined on a pro forma basis, as if the acquisition of Cedar had occurred on July 1, 1994. The following summary tables have been presented to set forth certain income statement data, in dollars and as a percentage of net sales, to assist in the understanding of the explanation of operations for the periods ended June 30, 1997, 1996 and 1995. The pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would have been if the acquisition had in fact occurred on such date or as of the beginning of such period.

                                                               YEAR ENDED JUNE 30,
                                              ------------------------------------------------------
                                                 1995          1995           1996           1997
                                              HISTORICAL     PRO FORMA     HISTORICAL     HISTORICAL
                                              ----------     ---------     ----------     ----------
                                                                  (IN THOUSANDS)
    Net Sales...............................   $ 209,226     $ 462,543      $ 449,954      $ 417,532
    Gross Profit............................      20,541        40,641         42,641         39,423
    Selling, General & Administrative
      Expense...............................      15,975        28,396         37,563         43,656
    Income (loss) from Operations...........       4,566        12,245          5,078         (4,233)
    Interest Expense........................       2,565         5,092          4,838          4,480
    Net Income (loss).......................       1,133         4,255           (403)        (5,964)

                                                                 YEAR ENDED JUNE 30,
                                                ------------------------------------------------------
                                                   1995          1995           1996           1997
                                                HISTORICAL     PRO FORMA     HISTORICAL     HISTORICAL
                                                ----------     ---------     ----------     ----------
                                                             (AS A PERCENT OF NET SALES)
    Net Sales.................................     100.0%        100.0%         100.0%         100.0%
    Gross Profit..............................       9.8           8.8            9.5            9.4
    Selling, General & Administrative
      Expense.................................       7.6           6.1            8.3           10.5
    Income (loss) from Operations.............       2.2           2.6            1.1           (1.0)
    Interest Expense..........................       1.2           1.1            1.1            1.1
    Net Income (loss).........................       0.5           0.9           (0.1)          (1.4)

FISCAL 1997 COMPARED TO FISCAL 1996

     Net sales for Fiscal 1997 were $417.5 million compared to $450.0 million for Fiscal 1996, a decrease of $32.5 million or 7.2%. This decrease was primarily due to a loss in customer base resulting from the distraction and lack of focus of the Company's organization associated with changes in the Company's executive management and the planned relocation to Atlanta which was announced in June 1996 and canceled in October 1996. The Company has taken various actions to refocus its employees, which has recently resulted in increased sales levels.

     Gross profits decreased to $39.4 million in Fiscal 1997 from $42.6 million in Fiscal 1996, a decrease of $3.2 million or 7.5%. Gross profit margins decreased to 9.4% in Fiscal 1997 compared to 9.5% in Fiscal 1996. The decrease in gross profits primarily resulted from the 7.2% decrease in sales discussed above.

     Selling, general and administrative ("SG&A") costs were $43.7 million in Fiscal 1997 compared to $37.6 million in Fiscal 1996. SG&A expenses, as a percentage of net sales, increased to 10.5% in Fiscal 1997 compared to 8.3% in Fiscal 1996 as explained below.

     During the fourth quarter of Fiscal 1996, the Company recorded a charge of $2.3 million for restructuring costs associated with a planned consolidation of the Company's headquarters and certain sales and distribution facilities and relocation to Atlanta. These costs included approximately $1.7 million for severance benefits for approximately 125 affected employees, $400,000 for the write-off of property and equipment, and approximately $200,000 for lease extension and termination costs and other activities to close existing facilities. On October 30, 1996 the Company decided not to proceed with the consolidation of the Company's headquarters, sales and distribution facilities and relocation to Atlanta. It decided instead to maintain these functions in its existing facilities in Westwood, MA and Charlotte, NC. This decision primarily reflected the Company's desire to retain certain key personnel for whom relocation was not a viable option, as well as other cost considerations. Accordingly, during the second quarter of Fiscal 1997, the Company reversed approximately $1.8 million of the original $2.3 million charge for restructuring costs. The remaining restructuring accrual balance of $128,000 as of June 30, 1997 primarily represents obligations for future severance payments related to the canceled Atlanta consolidation.

     During Fiscal 1996 and the first half of Fiscal 1997, the Company invested approximately $4.2 million in a management information system ("MIS System") which was intended to replace the multiple systems then in use. The Company concluded that the MIS system did not provide minimum required functionality and that the costs required to achieve such functionality did not justify further investment and therefore decided to abandon this MIS System and implement an alternative solution. As a result the Company recorded a charge of approximately $4.2 million in Fiscal 1997 associated with the write-off of its investment in this MIS System ("MIS Charge"). The Company believes that a portion of this write-off was caused by the failure of consultants, previously engaged by the Company to assist with the implementation of the MIS System, to perform as required under their contracts with the Company. The Company is currently in litigation with such consultants concerning remaining amounts allegedly due under the consulting contracts. (See Item 3 Legal Proceedings.) There can be no assurance that the Company will be successful in such litigation and the consolidated financial statements include these remaining amounts as liabilities.

     Exclusive of the above mentioned restructuring charge reversal and MIS charge, SG&A expenses were $41.3 million for Fiscal 1997, compared to $35.3 million for Fiscal 1996, an increase of $6.0 million or 17.0%. Fiscal 1997 SG&A included a charge of approximately $895,000 associated with the termination of a lease which had been executed in connection with the Company's plans to relocate to Atlanta. Excluding this and the other charges discussed previously, SG&A increased $5.1 million or 14.4% from Fiscal 1996 primarily due to higher salary, severance, and temporary help caused by high employee turnover associated with the announced, then canceled, relocation to Atlanta and changes in executive management; an enhanced telecommunications system; and additional travel expenses.

     Interest expense decreased to $4.5 million for Fiscal 1997 from $4.8 million during Fiscal 1996, as a result of decreased outstanding indebtedness due to lower levels of inventory associated with improved inventory turnover and the 7.2% decrease in net sales.

     As a result of the foregoing, the Company's net loss increased by approximately $5.6 million to $6.0 million in Fiscal 1997 from a loss of approximately $403,000 in Fiscal 1996.

FISCAL 1996 COMPARED TO PRO FORMA FISCAL 1995

     Net sales for Fiscal 1996 were $450.0 million compared to $462.5 million for Pro Forma Fiscal 1995, a decrease of $12.5 million or 2.7%. This decrease was primarily due to reduced sales volume at existing locations in the Midwest acquired as a result of the Cedar Acquisition.

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

     SG&A expenses increased by $9.2 million or 32.4% to $37.6 million in Fiscal 1996 compared to $28.4 million in Pro Forma Fiscal 1995. The primary components of the Company's SG&A expense (66.9%) are salaries and benefits. Salaries and benefits were $25.1 million in Fiscal 1996, an increase of 19.5% or $4.1 million from Pro Forma Fiscal 1995. The majority of the increase was attributable to a 9.9% increase in employee headcount during the year to approximately 500 at June 30, 1996. This increase was a direct result of putting in place a new executive management team and increased sales representatives during the year, along with redundant positions required as a result of relocating distribution and administration functions from the Midwest to Massachusetts during the fourth quarter of 1996. In January 1996, the Company began offering health and other benefits to employees acquired in connection with the Cedar Acquisition, resulting in additional salaries and benefit costs of approximately $200,000 during Fiscal 1996.

     Occupancy cost, which consists of rent and related utility costs, increased 23.5% to $2.1 million in Fiscal 1996 compared to $1.7 million in Pro Forma Fiscal 1995. This increase is primarily attributable to relocating the Company's distribution facility in the Los Angeles area to a new free standing facility, and more than doubling the size of the Company's warehouse in Westwood, MA. The balance of the increase was a result of increased rents for existing locations.

     Depreciation and amortization increased to $1.5 million in Fiscal 1996 from $1.2 million in Pro Forma Fiscal 1995, primarily as a result of increased depreciation expense related to current year additions of fixed assets.

     Other SG&A expenses increased $2.1 million to $6.6 million in Fiscal Year 1996 compared to $4.5 million in Pro Forma Fiscal 1995. The increase was attributable to increased legal, professional and recruiting fees, higher than expected travel costs associated with the consolidation of distribution and administrative functions in Westwood, MA and overall higher other selling and administrative costs.

     During the fourth quarter of 1996, the Company recorded a special charge of $2.3 million for restructuring costs associated with the planned (and subsequently canceled) relocation and consolidation of the Company's headquarters, sales and distribution facilities to Atlanta, Georgia.

     During Fiscal 1996, the Company incurred costs of approximately $486,000 related to expenses incurred in connection with the registration of the Company's securities for a public offering which was not completed. There were no such costs in Pro Forma Fiscal 1995.

     As a result of the foregoing, the Company incurred a net loss of approximately $403,000 compared to net income of $4.3 million in Pro Forma Fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through the private sale of equity securities and borrowings under its credit facility. As of June 30, 1997, the Company had cash of $1.4 million, accounts receivable of $63.9 million, working capital of $19.6 million and available funds under its credit facility of approximately $13.0 million.

     Net cash provided by operating activities during Fiscal 1997 was $6.3 million primarily as a result of the $6.4 million reduction in inventories and the $6.1 million increase in accounts payable, partially offset by an increase of $2.9 million in accounts receivable and $2.1 million in prepaid expenses and other assets.

     Net cash used in investing activities during Fiscal 1997 was approximately $1.7 million primarily as a result of purchases of office and computer equipment. Financing activities used approximately $10.9 million primarily as a result of a pay down in the outstanding balance on the Company's line of credit.

     On September 30, 1996, the Company amended its financing agreement with its primary lender, Congress Financial Corporation ("Congress"), effective June 30, 1996, which included an increase in the maximum available credit from $70 million to $77 million (subject to a borrowing limit based on eligible inventory and accounts receivable) and modifications of certain financial covenants ("Credit Facility"). The Credit Facility is collateralized by substantially all of the Company's accounts receivable and inventory and consists of a $27.5 million, 3-year term loan and a $49.5 million revolving line of credit. Interest on the Credit Facility accrues at 1.0% over the prime rate of CoreStates Bank, N.A. (effective rate of 9.5% at June 30, 1997). The Credit Facility, which is used for working capital, will expire in July 1998 and will be automatically renewable for one year at the option of Congress, upon certain terms and conditions. The Credit facility requires that the Company maintain, at all times, certain net worth and working capital levels and restricts the payment of dividends.

     During Fiscal 1996, the Company made net repayments of $10.0 million under the Credit Facility. At September 19, 1997, the Company had an outstanding balance under the Credit Facility of $34.2 million.

     During Fiscal 1997 the Company entered into an agreement with a company to finance product purchases. The amount outstanding under this agreement is included in accounts payable in the consolidated balance sheets. In connection with this facility, the lender has a lien on the inventory financed. The Company has a $1.5 million letter of credit issued under its Credit Facility with Congress in favor of the lender.

     On July 23, 1997, the Company completed the sale of 6,950,000 shares of its common stock for an aggregate price of $7,436,500 to various unaffiliated third parties. As a result of the sale, the buyers now hold 49.86% of the shares of the Company's common stock outstanding. The proceeds received by the Company, net of related expenses, of approximately $7.2 million were used to repay borrowings under the Company's revolving line of credit.

     The Company's future capital requirements for operations include financing the growth of working capital items associated with sales growth including accounts receivable and inventory, upgrading management information systems, enhancing and increasing its professional services capabilities, consolidating its operations, and funding acquisitions. The Company believes that cash flow from operations, funds from the equity investment in July, 1997 as previously discussed, and borrowings under the Credit Facility will provide sufficient cash to fund its operations and meet current obligations for the fiscal year ending June 30, 1998. In the event the Company expands its operations or makes acquisitions that would require funds in excess of its existing resources, it would have to seek additional debt or equity financing. There can be no assurance that the Company could obtain such financing or that such financing would be available on terms acceptable to the Company.

     During the fiscal years ended June 30, 1997, 1996 and 1995, the Company's capital expenditures were approximately $2.2 million, $3.4 million and $917,000, respectively. The Company has allocated approximately $2.0 million to be expected in Fiscal 1998 to significantly upgrade its MIS, including installation of a new integrated software system for order entry, purchasing, inventory, distribution and accounting, equipping virtually all sales executives and systems engineers with HP laptop computers, upgrading desktop personal computer hardware and software, and enhancing its company-wide electronic mail system. Management believes that these upgrades are necessary for the Company to take advantage of technological MIS improvements, reduce ongoing operating costs, and enhance its competitive position.

     In connection with the acquisition of Cedar, the Company has agreed to pay the seller, on July 2, 1998, an amount equal to the difference between the market price per share on that date for the 515,000 shares of Common Stock owned by the Seller, and $10 per share. On September 23, 1997, the closing price of the Common Stock as reported by Nasdaq was $1.4375 per share. The Company believes that such guarantee can be satisfied from cash flow from operations or borrowings under the Credit Facility.

     As previously discussed in Item I, in September 1997, the Company announced a new logistics strategy and consolidation of headquarters and distribution functions into new facilities in Charlotte, NC. The consolidation is expected to be completed by December 31, 1997. The Company's preliminary estimate of non-recurring costs associated with the consolidation is approximately $2 million. These costs include employee severance benefits, reimbursed employee relocation expenses, recruiting, facility relocation expenses, and the write-off of certain property and equipment. This estimate also includes the costs associated with the duplication of certain employee positions and redundant facilities during the transition period.

     The Company has historically attempted to maximize product availability and delivery response times while minimizing inventory levels to reduce the risk of product obsolescence and price fluctuations. Most products are stocked to provide only a 10 to 30 day supply. During Fiscal 1997, the Company turned its inventory an average of 19 times per year compared to 17 times in Fiscal 1996. The Company's management information system provides perpetual inventory management and real-time transaction processing for all product receipts and shipments. The Company conducts physical inventory cycle counts and reconciles such inventory to the Company's perpetual inventory records. Historically, the Company's inventory shrinkage has been less than 0.5% of net sales.

     Most of the Company's major suppliers, including HP and Sun, provide price protection, in the form of credits, against price reductions by the supplier between the initial sale to the Company and the subsequent sale by the Company to the ultimate consumer. Credits, refunds or other payments to which the Company has been entitled to historically by reason of price protection have offset most of any inventory write-downs the Company has incurred as a result of such price reductions. Net inventory write-downs after credits or refunds by suppliers amounted to less than 0.1% of net sales for each of Fiscal 1997 and Fiscal 1996, respectively. Such suppliers accept defective merchandise returned within three to six months after shipment to the Company and its major suppliers permit the Company to return slow-moving current inventory in exchange for other inventory, subject to certain volume limitations.

     The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its credit department, which maintains detailed, computerized, current information on each customer's payment history and other relevant credit information. The Company also subscribes to a national credit reporting service that provides credit rating information regarding customers on an on-line basis. Bad debt expense as a percentage of net sales was less than 0.5% for each of Fiscal 1997 and 1996.

     This Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Statements indicating that the Company "expects," "estimates," or "believes" are forward-looking as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained herein. Such factors include, but are not limited to: the growth rates of the Company's market segments; the position of the Company's products in those segments; the Company's ability to effectively manage business, and the growth of its business, in a rapidly changing environment; the timing of new product introductions; inventory risks due to changes in market conditions; the competitive environment in the computer industry; the Company's ability to establish successful strategic relationships; and general economic conditions. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this report, and in other reports filed by the Company with the Securities and Exchange Commission, and in the Company's Registration Statements on Form S-3 (File Nos. 333-33417 and 333-84472), filed with the Securities and Exchange Commission on August 12, 1997, including the risk factors sections thereof.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        I.  AUDITED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
COMPUTER INTEGRATION CORP.
Report of Independent Certified Public Accountants....................................   17

Audited Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 1997 and June 30, 1996.....................   18
Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996 and
  1995................................................................................   19
Consolidated Statements of Shareholders' Equity for Years Ended June 30, 1997, 1996
  and 1995............................................................................   20
Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996, and
  1995................................................................................   21
Notes to Consolidated Financial Statements............................................   22

Schedule I -- Condensed Financial Information of Registrant...........................   34
Schedule II -- Valuation and Qualifying Accounts......................................   37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Computer Integration Corp.

     We have audited the accompanying consolidated balance sheets of Computer Integration Corp. and Subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Integration Corp. and Subsidiary at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

West Palm Beach, Florida
August 13, 1997, except for the second
 paragraph of Note 13 as to
 which the date is September 18, 1997

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE RELATED DATA)

                                                                                                    JUNE 30,
                                                                                              ---------------------
                                                                                                1997         1996
                                                                                              --------     --------
ASSETS
Current assets:
  Cash......................................................................................  $  1,360     $  7,599
  Accounts receivable, less allowance of $1,362 in 1997 and $1,351 in 1996 for doubtful
    accounts................................................................................    63,905       62,743
  Inventories...............................................................................    17,350       23,706
  Deferred income taxes.....................................................................     2,952        2,169
  Prepaid expenses and other current assets.................................................     2,881          658
                                                                                              --------     --------
         Total current assets...............................................................    88,448       96,875
Furniture and office equipment, net of accumulated depreciation of $2,157 in 1997 and $1,635
  in 1996...................................................................................     2,145        3,177
Management information system...............................................................        --        1,834
Other assets:
  Goodwill, net of accumulated amortization of $1,814 in 1997 and $1,137 in 1996............    11,770       12,447
Other.......................................................................................       298          658
                                                                                              --------     --------
                                                                                                12,068       13,105
                                                                                              --------     --------
         Total assets.......................................................................  $102,661     $114,991
                                                                                              ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable under line of credit........................................................  $  8,717     $ 18,747
  Accounts payable..........................................................................    52,276       46,171
  Accrued expenses..........................................................................     6,348        5,862
  Restructuring accrual.....................................................................       128        2,300
  Income taxes payable......................................................................        --          132
  Current portion of subordinated notes payable.............................................       268          302
  Current portion of capital lease obligations..............................................       292          266
  Other current liabilities.................................................................       860          620
                                                                                              --------     --------
         Total current liabilities..........................................................    68,889       74,400
Noncurrent liabilities:
  Term note payable.........................................................................    27,500       27,500
  Subordinated notes payable, less current portion..........................................     1,343        1,611
  Capital lease obligations, less current portion...........................................       216          508
  Deferred income taxes.....................................................................       497          326
  Other.....................................................................................         -          400
                                                                                              --------     --------
         Total noncurrent liabilities.......................................................    29,556       30,345
Commitments
Shareholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares authorized; issued and outstanding as follows:
    Series A, 9% cumulative, convertible, redeemable preferred stock, stated value $100 per share; 40,000 shares authorized, -0- shares issued and outstanding at June 30, 1997 and
     1996...................................................................................        --           --
    Series B, 9% cumulative, convertible preferred stock, $.001 par value; 250 shares
     authorized, -0-shares issued and outstanding at June 30, 1997 and 1996.................        --           --
    Series C, 9% cumulative, convertible, redeemable preferred stock, stated value $4,000 per share; 250 shares authorized, -0- shares issued and outstanding at June 30, 1997
     and 1996...............................................................................        --           --
    Series D, 9% cumulative, convertible, redeemable preferred stock, stated value $100 per share; 40,000 shares authorized, 19,036 and 19,250 shares issued and outstanding at
     June 30, 1997 and 1996, respectively...................................................        --           --
    Series E, 9% cumulative, convertible, redeemable preferred stock, stated value $4,000 per share; 250 shares authorized, 125 shares issued and outstanding at June 30, 1997
     and 1996...............................................................................        --           --
  Common stock, $.001 par value, 20,000,000 shares authorized, 7,084,810 and 6,944,700
    shares issued and outstanding at June 30, 1997 and 1996, respectively...................         7            7
  Additional paid-in capital................................................................     9,854        9,810
  (Accumulated deficit) retained earnings...................................................    (5,645)         429
                                                                                              --------     --------
         Total shareholders' equity.........................................................     4,216       10,246
                                                                                              --------     --------
         Total liabilities and shareholders' equity.........................................  $102,661     $114,991
                                                                                              ========     ========

                            See accompanying notes.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT SHARE RELATED DATA)

                                                                     YEAR ENDED JUNE 30,
                                                            -------------------------------------
                                                              1997          1996          1995
                                                            ---------     ---------     ---------
Net sales.................................................  $ 417,532     $ 449,954     $ 209,226
Cost of goods sold........................................    378,109       407,313       188,685
                                                            ---------     ---------     ---------
Gross profit..............................................     39,423        42,641        20,541
Operating expenses:
  Selling, general and administrative.....................     41,338        35,263        15,975
  Restructuring charge (reversal).........................     (1,843)        2,300            --
  Loss on abandonment of management information system....      4,161            --            --
                                                            ---------     ---------     ---------
                                                               43,656        37,563        15,975
                                                            ---------     ---------     ---------
(Loss) income from operations.............................     (4,233)        5,078         4,566
Interest expense..........................................      4,480         4,838         2,565
Other -- costs associated with terminated public
  offering................................................         --           486            --
                                                            ---------     ---------     ---------
(Loss) income before income taxes.........................     (8,713)         (246)        2,001
(Benefit) provision for income taxes......................     (2,749)          157           868
                                                            ---------     ---------     ---------
Net (loss) income.........................................     (5,964)         (403)        1,133
Less required dividends on preferred stock................       (218)         (218)         (202)
                                                            ---------     ---------     ---------
(Loss) income applicable to common stock..................  $  (6,182)    $    (621)    $     931
                                                            =========     =========     =========
(Loss) income per common share............................  $    (.89)    $    (.09)    $     .15
                                                            =========     =========     =========

Common shares and common share equivalents outstanding....  6,976,661     6,916,383     6,409,000
                                                            =========     =========     =========

                            See accompanying notes.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT SHARE RELATED DATA)

                                                                                                 (ACCUMULATED
                                             PREFERRED STOCK      COMMON STOCK      ADDITIONAL     DEFICIT)
                                             ---------------   ------------------    PAID-IN       RETAINED
                                             SHARES   AMOUNT    SHARES     AMOUNT    CAPITAL       EARNINGS
                                             ------   ------   ---------   ------   ----------   ------------
Balance at June 30, 1994...................      --    $--     5,900,000    $ 6       $2,636       $    138
  Proceeds from sale of Series A preferred
     stock, less offering costs of $26.....  19,250     --            --     --        1,898             --
  Issuance of Series B and Series C
     preferred stock in connection with the
     acquisition of Dataprint, Inc. .......     250     --            --     --        1,000             --
  Conversion of Series B preferred stock
     into common stock.....................    (125)    --       500,000     --           --             --
  Net income...............................      --     --            --     --           --          1,133
  Dividends declared on preferred stock
     ($8.94 and $390.57 per share for
     Series A and Series C,
     respectively).........................      --     --            --     --           --           (221)
                                             ------    ---     ---------    ---       ------       --------
Balance at June 30, 1995...................  19,375     --     6,400,000      6        5,534          1,050
  Issuance of common stock in connection
     with the acquisition of substantially
     all of the assets of Cedar Computer
     Center, Inc., less present value
     assigned to guarantee of $904.........      --     --       515,000      1        4,246             --
  Exchange of Series A and Series C
     preferred stock for Series D and
     Series E preferred stock,
     respectively..........................      --     --            --     --           --             --
  Exercise of stock options................      --     --        25,250     --           25             --
  Common stock grants to employees.........      --     --         4,450     --            5             --
  Net loss.................................      --     --            --     --           --           (403)
  Dividends declared on preferred stock
     ($9.00 and $360.00 per share for
     Series D and Series E,
     respectively).........................      --     --            --     --           --           (218)
                                             ------    ---     ---------    ---       ------       --------
Balance at June 30, 1996...................  19,375     --     6,944,700      7        9,810            429
  Conversion of Series D preferred stock
     into common stock.....................    (214)    --         8,572     --           --             --
  Exercise of stock options................      --     --       131,528     --          151             --
  Common stock grant to employee...........      --     --            10     --           --             --
  Net loss.................................      --     --            --     --           --         (5,964)
  Dividends declared on preferred stock
     ($9.00 and $360.00 per share for
     Series D and Series E,
     respectively).........................      --     --            --     --         (107)          (110)
                                             ------    ---     ---------    ---       ------       --------
Balance at June 30, 1997...................  19,161    $--     7,084,810    $ 7       $9,854       $ (5,645)
                                             ======    ===     =========    ===       ======       ========

                            See accompanying notes.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            YEAR ENDED JUNE 30,
                                                                                       -----------------------------
                                                                                         1997       1996      1995
                                                                                       --------   --------   -------
OPERATING ACTIVITIES
Net (loss) income....................................................................  $ (5,964)  $   (403)  $ 1,133
Adjustments to reconcile net (loss) income to net cash provided by (used in)
  operating activities:
    Depreciation expense.............................................................       895        864       502
    Goodwill amortization............................................................       677        629       364
    Deferred loan cost amortization..................................................       245        282       206
    Provision for bad debts..........................................................     1,707      1,639       375
    Restructuring charge (reversal)..................................................    (1,843)     2,300        --
    Common stock grants to employees.................................................        --          5        --
    Deferred income taxes............................................................      (612)    (1,279)     (105)
    Loss on abandonment of management information system.............................     4,161         --        --

    Changes in operating assets and liabilities, exclusive of effects of purchase business combinations:
      Accounts receivable............................................................    (2,869)     6,296    (8,822)
      Inventories....................................................................     6,356      3,895       977
      Prepaid expenses and other assets..............................................    (2,108)      (427)     (552)
      Accounts payable...............................................................     6,105    (19,138)    4,765
      Accrued expenses and other current liabilities.................................       (44)       630      (844)
      Other noncurrent liabilities...................................................      (400)        90       (95)
                                                                                       --------   --------   -------
Net cash provided by (used in) operating activities..................................     6,306     (4,617)   (2,096)
INVESTING ACTIVITIES
Purchase of substantially all of the assets of Cedar Computer Center, Inc. ..........      (500)    (9,892)     (274)
Purchase of Dataprint, Inc., net of cash acquired....................................       (38)      (462)      260
Acquisition of property and equipment................................................    (1,142)    (1,583)     (917)
                                                                                       --------   --------   -------
Net cash used in investing activities................................................    (1,680)   (11,937)     (931)
FINANCING ACTIVITIES
Proceeds from sale of capital stock, net of offering costs...........................        --         --     1,831
Payments of deferred loan costs......................................................      (200)        --        --
Proceeds from exercise of stock options..............................................       151         25        --
Net (decrease) increase in notes payable under line of credit........................   (10,030)     8,826      (484)
Proceeds received on term note payable...............................................        --     15,000     2,500
Repayments on subordinated notes payable.............................................      (303)      (164)     (780)
Payment of capital lease obligations.................................................      (265)      (114)      (39)
Preferred stock dividends paid.......................................................      (218)      (218)     (113)
                                                                                       --------   --------   -------
Net cash (used in) provided by financing activities..................................   (10,865)    23,355     2,915
                                                                                       --------   --------   -------
Net (decrease) increase in cash......................................................    (6,239)     6,801      (112)
Cash at beginning of period..........................................................     7,599        798       910
                                                                                       --------   --------   -------
Cash at end of period................................................................  $  1,360   $  7,599   $   798
                                                                                       ========   ========   =======
SUPPLEMENTAL INFORMATION
Interest paid........................................................................  $  4,502   $  4,416   $ 2,355
                                                                                       ========   ========   =======
Income taxes paid....................................................................  $    398   $  1,513   $ 1,202
                                                                                       ========   ========   =======
NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends accrued included in other current liabilities..............  $    107   $    108   $   108
                                                                                       ========   ========   =======
Costs associated with management information system included in accrued expenses.....  $  1,048   $    989   $    --
                                                                                       ========   ========   =======
Costs associated with management information system under capital leases.............  $     --   $    845   $    --
                                                                                       ========   ========   =======

See Note 2 for disclosure of noncash transactions associated with the acquisition of substantially all of the assets of Cedar Computer Center, Inc. and the acquisition of Dataprint, Inc.

                            See accompanying notes.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Consolidation

     The consolidated financial statements include the accounts of Computer Integration Corp. (CIC), and its wholly-owned operating subsidiary, CIC Systems, Inc. (CICS)(collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company is a reseller of microcomputers, workstations and related products, services and solutions to large and medium-sized corporations, federal, state and local governmental entities and colleges and universities throughout the United States. The Company distributes a broad range of microcomputer related products from major hardware manufacturers and software developers which include Hewlett-Packard Company (see Note 3); Compaq Computer Corporation; Sun Microsystems Computer Corporation; Toshiba America Information Systems, Inc.; International Business Machines; Lexmark International; NEC Technologies, Inc.; 3COM, Inc.; Oracle Corporation; Netscape Communications Corporation; Sterling Commerce, Inc.; Novell, Inc.; and Microsoft Corporation.

  Concentration of Credit Risk

     Accounts receivable are primarily from business, governmental, and educational customers located throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover probable credit losses.

  Inventories

     Inventories, which consist of finished goods available for sale, are valued at the lower of average cost or market value.

  Revenue Recognition

     The Company recognizes revenue upon the shipment of ordered merchandise and as services are rendered.

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

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Fair Values of Financial Instruments

     The carrying amount of cash approximates its fair value. The fair value of the Company's notes payable and capital lease obligations are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of these instruments approximates fair value at June 30, 1997 and 1996.

  Earnings Per Common Share

     Earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average of common shares and, if dilutive, common share equivalents outstanding during the periods. Common share equivalents represent the potentially dilutive effect of the assumed exercise of certain outstanding stock options and warrants. The effect of convertible preferred stock is not included in the calculation since it does not have a dilutive effect on the earnings per common share.

  Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options because, as discussed in Note 6, the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Accounting Pronouncement to be Adopted in Future Periods

     In March 1997, the FASB issued Statement of Financial Accounting Standard
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share (EPS) on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required by APB Opinion No. 15, Earnings Per Share. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB Opinion No. 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS No. 128 in fiscal 1998 will have a significant impact on the Company's reported EPS.

  Reclassifications

     Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation. These reclassifications did not have a material impact on the Company's consolidated financial position or results of operations.

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

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. ACQUISITIONS

     Effective July 1, 1995, the Company acquired substantially all of the assets and assumed all of the trade payables and certain other liabilities of Cedar Computer Center, Inc. (Cedar), an Iowa corporation, for a combination of cash, notes, and securities of the Company. The purchase price for the net assets of Cedar and related acquisition costs consisted of approximately $9,865,579 in cash, $3,760,000 of subordinated promissory notes, $515,000 representing the fair value at the date of acquisition of 515,000 shares of the Company's common stock and $3,731,427 representing the fair value of the Company's guarantee that the common stock will have a market value of $10 per share at the end of three years following the sale. The fair value of the Company's guarantee is included in additional paid-in capital in the consolidated balance sheets. Any payments required to be made by the Company under the guarantee will first be applied against the amount recorded and any excess will be charged against earnings in the period paid. The cash portion of the purchase price was obtained from the Company's revolving credit facility from Congress Financial Corporation (New England).

     The total purchase price of $17,872,006 was allocated to assets acquired and liabilities assumed, based on their respective estimated fair values. The excess of the purchase price over the aggregate amount assigned to the identifiable net assets acquired was recorded as an intangible asset (goodwill) which is being amortized using the straight-line method over 20 years. The initial allocation of the purchase price is summarized as follows (in thousands):

         Accounts receivable........................................  $ 40,773
         Inventories................................................    16,052
         Furniture and office equipment.............................       765
         Prepaid expenses...........................................       156
         Accounts payable and accrued expenses......................   (44,063)
                                                                      --------
         Fair value of assets acquired, net of liabilities assumed..    13,683
         Goodwill...................................................     4,189
                                                                      --------
                                                                      $ 17,872
                                                                      ========

     The asset purchase agreement related to the acquisition of Cedar provided for adjustment of the purchase price based on the ultimate realization of certain assets and the assumption of certain liabilities. During fiscal 1996, as a result of such adjustments, the asset purchase agreement was amended to reflect a reduction of $2,025,016 in the net assets acquired and a corresponding reduction in the purchase price of $1,682,780 through a reduction of subordinated seller notes. Goodwill increased by $342,236 as a result of this purchase price adjustment.

     At the time Cedar was acquired, management, with the approval of the Board of Directors, was assessing the activities conducted at Cedar to determine which functions, if any, were duplicative and should be eliminated. This assessment, which was completed in the second quarter of fiscal 1996, resulted in a plan to exit certain activities conducted by Cedar and resulted in the accrual of employee termination benefits of $311,000, write-off of assets no longer required of $200,000, lease termination payments of $52,000 and other costs associated with the facility closing of $237,000. A corresponding increase in goodwill of $800,000 was recorded. While these actions were substantially completed at June 30, 1996, approximately $500,000 remained to be paid and was included in accrued expenses in the consolidated balance sheet at June 30, 1996.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The results of operations of Cedar have been included in the Company's consolidated statements of operations since the effective date of acquisition, July 1, 1995. The following summarizes unaudited pro forma results of operations for the year ended June 30, 1995 assuming the acquisition occurred at July 1, 1994 (in thousands except per share data).

                Sales.............................................  $462,543
                Net income........................................     4,255
                Net income per common share.......................       .57

     The pro forma results have been prepared for analysis only and do not purport to be indicative of the results of operations which would have resulted had the combination been in effect on the date indicated or which may result in the future.

     Effective July 1, 1994, the Company acquired all of the capital stock of Dataprint, Inc. (Dataprint), a value added reseller of microcomputers and related equipment and products, in a transaction that was accounted for as a purchase business combination. The purchase price of $9,650,000 and acquisition costs of $260,439 were paid with cash of $1,371,089, issuance of notes payable of $250,000 and $1,000,000 in convertible preferred stock of CIC, direct proceeds from CICS's revolving line of credit of $7,100,000 and other liabilities incurred of $189,350. The total purchase price of $9,910,439 was allocated to assets acquired and liabilities assumed, based on their respective estimated fair values. The excess of the purchase price over the aggregate amount assigned to the net tangible assets acquired was recorded as an intangible asset (goodwill) that is being amortized using the straight-line method over 20 years. The allocation of the purchase price is summarized as follows (in thousands):

        Cash.......................................................    $ 1,631
        Accounts receivable........................................      6,304
        Inventories................................................      4,472
        Furniture and office equipment.............................        178
        Prepaid expenses...........................................         18
        Accounts payable and accrued expenses......................     (8,095)
                                                                       -------
        Fair value of assets acquired, net of liabilities assumed..      4,508
        Goodwill...................................................      5,402
                                                                       -------
                                                                       $ 9,910
                                                                       =======

     Based on operating results of Dataprint for the years ended June 30, 1996 and 1995, the Company incurred additional purchase price of $38,000 and $462,000, respectively, related to performance against a maximum contingent earn out of $500,000. Such amounts are included in goodwill in the consolidated balance sheets.

     In connection with the Company's acquisition of Dataprint, the Company paid an acquisition fee of $125,000 to R.G. Farrell, Inc., a company owned and controlled by the then president of the Company.

3. INVENTORIES

     The Company purchases a substantial portion of its inventory from one supplier, with which the Company has a signed U.S. reseller agreement that expires on February 28, 1998. The Company purchased approximately $252,900,000 and $264,800,000 in 1997 and 1996, respectively, from this single supplier. At June 30, 1997 and 1996, amounts due to this supplier included in accounts payable were approximately $40,400,000 and $33,000,000, respectively.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. BORROWINGS

     The Company's borrowings consist of the following:

  Notes Payable

     During 1995, the Company entered into a $31.5 million bank-credit agreement that provided a $19.0 million revolving line of credit and a $12.5 million term loan through August 5, 1998. In 1996, the amount available under such agreement was increased to $77 million and the due date was extended to July 1, 1998. The allocation between the revolving line and the term loan was $49.5 million and $27.5 million, respectively. Amounts outstanding under the revolving line of credit totaled $8,716,575 and $18,746,703 at June 30, 1997 and 1996,
respectively. These amounts outstanding under the revolving line of credit are due on demand and bear interest payable at 1% over the prime rate of Corestates Bank, N.A. (9.5% effective rate at June 30, 1997). This credit agreement is collateralized by substantially all of the Company's trade accounts receivable and inventory, which have a combined carrying value of approximately $81,255,000 at June 30, 1997.

     Under the revolving portion of the line of credit, the Company may borrow up to a maximum of $49.5 million, including a total of $15 million in the form of irrevocable letters of credit. Letters of credit issued on behalf of the Company consist of a $10 million irrevocable letter of credit issued in 1996 to a major supplier of the Company which partially secures an account payable of approximately $40.4 million at June 30, 1997 and a $1.5 million irrevocable letter of credit issued in 1997 to a finance company which partially secures amounts owed under an inventory financing facility (see inventory financing facility discussed below). The $27.5 million term note payable is discussed below. At June 30, 1997, the Company has approximately $13 million available under this credit agreement. The credit agreement prohibits the Company from paying any dividends on its common stock and requires that the Company maintain minimum levels of working capital and adjusted net worth, both as defined in the agreement.

  Term Note Payable

     As discussed above, at June 30, 1997 and 1996, the Company has a $27.5 million term note payable to its principal lender. This note requires monthly interest payments of 1% over the prime rate of the Corestates Bank, N.A. (9.5% effective rate at June 30, 1997) and matures on July 1, 1998.

  Subordinated Notes Payable

     In connection with the acquisition of substantially all of the assets of Cedar (see Note 2), subordinated promissory notes in the aggregate principal amount of $3,510,000 and a short-term promissory note in the principal amount of $250,000 were issued to the seller. The subordinated promissory notes are payable in four annual installments of principal and interest at an interest rate of 7.25% per annum, commencing on July 2, 1996 through July 2, 1999. The short-term promissory note was payable in six equal monthly installments of principal and interest at an interest rate of 10% per annum, and was fully satisfied at June 30, 1996.

     As a result of the purchase price adjustments, described in Note 2, the aggregate principal amount of the subordinated promissory notes was reduced to $1,913,000 under the same terms and conditions. Future annual principal maturities of the subordinated promissory notes for the year ended June 30 are as follows: 1998 -- $267,440; 1999 -- $671,560; 2000 -- $671,560.

     The notes are subordinate and junior in right of payment to the prior payment of all indebtedness of CICS to its senior lenders, secured by a pledge of 15% of the issued and outstanding shares of common stock of CICS subject to the prior security interest of CICS' senior lenders and are guaranteed by the Company.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Inventory Financing Facility

     In 1997, the Company entered into an agreement with a company to finance inventory purchases from selected suppliers, with a maximum credit availability of $4.5 million. The amount outstanding under this agreement, which totaled approximately $3 million at June 30, 1997, is included in accounts payable in the consolidated balance sheet at June 30, 1997. The financing company has a lien on the inventory financed under this facility, and a $1.5 million irrevocable letter of credit has been issued on behalf of the Company in favor of the financing company. In addition, the agreement requires that the Company maintain a minimum level of working capital and annually profitability, both as defined in the agreement.

     For the year ended June 30, 1997, the Company did not satisfy the minimum level of profitability required by its inventory financing facility agreement and has been declared in default of its obligations under such agreement. However, on the condition that the Company maintain full compliance with all terms of the agreement, the financing company has agreed to forbear from exercising its right to accelerate the indebtedness and has agreed to continue to provide financing pursuant to the agreement, with a maximum credit limit of $3 million, through November 17, 1997, at which time the agreement will terminate and all amounts then outstanding will become due and payable by December 17, 1997. Management of the Company is currently involved in discussions with the finance company to replace the current facility with a new facility under mutually acceptable terms.

5. INCOME TAXES

     Significant components of the Company's deferred income tax assets and liabilities at June 30 are as follows (in thousands):

                                                                      1997       1996
                                                                     ------     ------
        Deferred income tax assets:
          Allowance for doubtful accounts..........................  $  537     $  725
          Inventory................................................     788        421
          Restructuring charge.....................................      51        922
          Accrued liability........................................     803         --
          Accrued expenses.........................................     384         --
          Net operating loss carryforwards.........................     307         46
          Other, net...............................................      82         55
                                                                     ------     ------
                  Total deferred income tax assets.................  $2,952     $2,169
                                                                     ======     ======
        Deferred income tax liabilities:
          Goodwill.................................................  $ (344)    $ (144)
          Depreciation.............................................    (153)      (182)
                                                                     ------     ------
                  Total deferred income tax liabilities............  $ (497)    $ (326)
                                                                     ======     ======

     At June 30, 1997, the Company had available net operating loss carryforwards of approximately $778,000 which expire in various amounts from 2003 to 2011. As a result of the sale of the Company's common stock (see Note
13), utilization of approximately $671,000 of net operating loss carryforwards will be limited as defined in Section 382 of the Internal Revenue Code (IRC). The utilization of approximately $107,000 of net operating loss carryforwards has already been limited to approximately $9,000 per year.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The (benefit) provision for income taxes as of June 30 consists of the following (in thousands):

                                                           1997        1996       1995
                                                          -------     -------     -----
          Current:
            Federal...................................    $(1,692)    $ 1,146     $ 743
            State.....................................       (445)        290       230
                                                          -------     -------     -----
                                                           (2,137)      1,436       973
          Deferred:
            Federal...................................       (504)     (1,014)      (82)
            State.....................................       (108)       (265)      (23)
                                                          -------     -------     -----
                                                             (612)     (1,279)     (105)
                                                          -------     -------     -----
                                                          $(2,749)    $   157     $ 868
                                                          =======     =======     =====

     At June 30, 1997, the Company had an income tax receivable of approximately $2.3 million included in prepaid expenses and other current assets in the consolidated balance sheet. This amount represents a refund due upon carryback of net operating losses.

     The reconciliation of income taxes attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax (benefit) expense as of June 30 is as follows (in thousands):

                                                           1997        1996       1995
                                                          -------      ----       ----
          Tax (benefit) expense at statutory rates....    $(2,962)     $(84)      $680
          Increase resulting from:
            Effect of state income taxes..............       (265)       76        154
            Amortization of goodwill..................        144       139        120
            Other.....................................        334        26        (86)
                                                          -------      ----       ----
                    Total.............................    $(2,749)     $157       $868
                                                          =======      ====       ====

6. CAPITAL STOCK

     On April 3, 1996, the Company's Board of Directors authorized the issuance of two new Series of cumulative, convertible, redeemable preferred stock, designated Series D and Series E. The Series D preferred stock is identical to the Company's Series A preferred stock, and Series E preferred stock is identical to the Company's Series C preferred stock, with the single exception that the mandatory conversion feature of the Series A and Series C preferred stock was modified to extend the effective date of that conversion from five to ten days after the completion of a public offering of common stock and the trading of such stock at a price equal to or greater than $4.00 per share.

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

     Holders of the Series D and Series E cumulative, convertible, redeemable preferred stock are entitled to receive, when, as and if declared by the Board, cumulative annual dividends of 9% of their respective stated values per share of $100 and $4,000, payable in cash or in kind. Such dividends are payable on January 31 and July 31. Accrued but unpaid dividends shall be cumulative, but shall not bear interest. Dividends paid during each year ended June 30, 1997 and 1996 totaled $218,250. So long as any shares of Series D and Series E preferred stock are outstanding, no dividends may be paid on the common stock or any Series of preferred

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

stock ranking junior to the Series D and Series E preferred stock, until all dividends accrued on the Series D and Series E preferred stock have been paid for the current and all prior periods. Except as, and if required by law, and as herein described, the Series D and Series E preferred stock are nonvoting. In the event the Company fails to declare and pay dividends for two consecutive Dividend Payment Dates, as defined, and for so long as such failure is continuing, the holders of a majority of each of the Series D and Series E preferred stock are entitled to vote separately as a class to elect one additional director per Series to the Board of Directors of the Company.

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

     The shares of Series D and Series E preferred stock are subject to redemption by the Company, at its option, at any time and from time to time, after one year from the date of issue at a redemption price of 110% of their respective stated values of $100 and $4,000 per share of the Series D and Series E preferred stock, respectively, plus all accrued and unpaid dividends as of the date of redemption.

     On July 23, 1997, the Company completed the sale of 6,950,000 shares of its common stock for an aggregate price of approximately $7.4 million (see Note 13).

     Stock Options: The Company's 1994 Stock Option Plan, as amended, permits the granting of incentive and nonqualified stock options as provided in the relevant sections of the IRC. Under the plan, incentive options may be granted at prices not less than the fair market value on the date of the grant. The term of each option and the manner in which it may be exercised is determined by the Board of Directors at the date of

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

each grant, and options are for a period of no more than ten years. A summary of stock option activity related to the 1994 Stock Option Plan, as amended, is as follows:

                                                                                                WEIGHTED-
                                     NUMBER OF       NUMBER      WEIGHTED-                       AVERAGE
                                       SHARES          OF         AVERAGE                       EXERCISE
                                      RESERVED       SHARES      EXERCISE        NUMBER         PRICE PER
                                        FOR          UNDER       PRICE PER     OF OPTIONS        OPTION
                                      OPTIONS       OPTIONS       OPTION       EXERCISABLE     EXERCISABLE
                                     ----------     --------     ---------     -----------     -----------
Balance at June 30, 1994...........     500,000       40,000       $ .66
  Granted..........................          --      460,000        1.02
  Expired..........................          --       (5,000)        .10
                                     ----------     --------
Balance at June 30, 1995...........     500,000      495,000        1.00         180,000          $1.02
  Additional shares reserved for
     grant.........................     550,000           --
  Granted..........................          --      462,750        4.00
  Exercised........................     (25,250)     (25,250)       1.00
  Expired..........................          --       (3,850)       1.00
                                     ----------     --------
Balance at June 30, 1996...........                                 2.49         470,900           1.04
                                      1,024,750      928,650
  Additional shares reserved for
     grant.........................     750,000           --
  Granted..........................          --      599,000        1.45
  Exercised........................    (131,528)    (131,528)       1.15
  Expired..........................          --     (493,750)       3.27
                                     ----------     --------
Balance at June 30, 1997...........   1,643,222      902,372        1.46         639,437           1.40
                                     ==========     ========

     The exercise price for 91,000 options outstanding at June 30, 1997 is $4.00 per share and have a weighted average remaining contractual life of 4.7 years. Of these options, 67,565 are currently exercisable. The remaining 811,372 options outstanding at June 30, 1997 have exercise prices ranging from $.10 to $1.56 and have a weighted average remaining contractual life of 5 years. Of these options, 571,872 are currently exercisable at a weighted average exercise price of $1.12.

     Pro forma information regarding net income and EPS is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: risk-free interest rate of 6.5%; dividend yield of -0-%; volatility factor of the expected market price of the Company's common stock of .775; and a weighted average expected life of the option of 3 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As a result, these pro forma disclosures are not likely to be representative of the effects of applying the provisions of FASB No. 123 on reported net income for future periods since 1997 and

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1996 reflect expense for only two and one year's vesting, respectively. The Company's pro forma information for the year ended June 30, 1997 and 1996 follows (in thousands except share related data):

                                                             1997       1996
                                                            -------     -----
                Pro forma net loss........................  $(6,835)    $(694)
                Pro forma loss per common share...........    (1.02)     (.15)

     The weighted average fair value of options granted during 1997 and 1996 is $.79 and $2.38 per share, respectively.

     Stock Purchase Warrants: At June 30, 1997, the Company has outstanding 55,000 warrants to purchase shares of the Company's common stock. These warrants, all of which are currently exercisable, have an exercise price of approximately $4.11 per share and expire in 2001.

7. COMMITMENTS

  Operating Leases

     The Company is committed through 2000 under various leases relating to facilities and equipment. Some leases have renewal clauses which may be extended, at the option of the Company, beyond their respective terms. These leases require fixed rental payments and require payments of property taxes and insurance. Rent expense for the Company relating to all of the above noncancelable lease agreements was approximately $1,927,000, $1,788,000 and $636,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Included in rent expense for the year ended June 30, 1997 and 1996 is approximately $306,000 and $264,000, respectively, paid to a shareholder of the Company. At June 30, 1997, the approximate future minimum annual rentals due under the noncancelable leases are as follows (in thousands):

                1998..............................................    $1,324
                1999..............................................       515
                2000..............................................       216
                2001..............................................        55
                                                                      ------
                                                                      $2,110
                                                                      ======

  Capital Leases

     The Company has entered into capital equipment leases for approximately $973,000 which expire at varying dates through March 1998. The carrying value of the property under these leases was charged against earnings in fiscal 1997 as a result of the Company's abandonment of a management information system project (see Note 12).

     At June 30, 1997, future minimum lease payments pursuant to these leases are as follows (in thousands):

                1998...............................................    $ 339
                1999...............................................      225
                                                                       -----
                Total minimum lease payments.......................      564
                Less amounts representing interest of approximately
                  12%..............................................      (56)
                                                                       -----
                Present value of minimum lease payments............      508
                Less current portion...............................     (292)
                                                                       -----
                                                                       $ 216
                                                                       =====

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Other

     The Company is a guarantor of a mortgage note payable, with an outstanding balance of approximately $1.3 million, which encumbers a building that is owned by the former owner of Copley Systems Corporation (Copley).

     At the time of its acquisition by the Company, Copley leased office and warehouse space from an affiliate of the principal stockholder of Copley (the Seller), which lease expires on June 25, 2007. The lease provides for monthly payments of $26,000. In exchange for a payment made at closing, the Seller assumed the lease, agreed to make all required payments thereunder, and indemnified the Company against any amounts which may become due under the lease for the balance of its term.

8. 401(k) PLAN

     The Company has a 401(k) plan under which full-time employees shall be eligible to become participants upon attaining age 21 and completing 3 months of service. Employer contributions are at the sole discretion of the Board of Directors. Contributions for the years ended June 30, 1997, 1996 and 1995 were approximately $149,000, $112,000 and $128,000, respectively.

9. COSTS ASSOCIATED WITH PUBLIC OFFERING

     In the first quarter of 1996, the Company incurred approximately $486,000 in connection with the preparation of a Registration Statement on Form S-1. This public offering was terminated and the related costs were charged against earnings during the year ended June 30, 1996.

10. MAJOR CUSTOMER

     A major customer accounted for approximately 10% of sales for the year ended June 30, 1995. No individual customer accounted for greater than 10% of sales for the years ended June 30, 1997 and 1996.

11. RESTRUCTURING CHARGE

     During the fourth quarter of fiscal 1996, the Company recorded a charge of $2.3 million for restructuring costs associated with the planned relocation and consolidation of the Company's headquarters, and certain sales and distribution facilities. These costs included approximately $1.7 million for severance benefits for approximately 125 affected employees, $400,000 for the write-off of property and equipment, and approximately $200,000 for lease extension and termination costs and other activities to close existing facilities. However, on October 30, 1996, the Company decided not to proceed with many of the planned restructuring activities, primarily as a result of the Company's desire to retain certain key personnel for whom relocation was not a viable option, as well as other cost considerations. Accordingly, during the second quarter of fiscal 1997, the Company reversed approximately $1.8 million of the original accrual for restructuring costs. During 1997, the Company paid approximately $328,000 associated with these activities and has approximately $128,000 accrued as of June 30, 1997 which represents future severance payments for four employees affected by the implementation of certain of the planned restructuring activities.

     In connection with the plans, discussed above, the Company had previously signed a ten-year lease commencing January 1997. During 1997, the Company negotiated a termination agreement with the landlord to be released of its obligations under the lease agreement for a charge of approximately $895,000, which is included in selling, general and administrative expenses in the consolidated statement of operations for the year ended June 30,1997. As of June 30, 1997, such obligation has been fully satisfied.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. LOSS ON ABANDONMENT OF MANAGEMENT INFORMATION SYSTEM

     During 1997 and 1996, the Company invested a total of $4,161,370 in a management information system (MIS System) which was intended to replace the multiple systems then in use. During 1997, the Company concluded that the system did not provide the minimum required functionality and that the costs required to achieve such functionality did not justify further investment. Therefore, the Company decided to abandon the MIS System and implement an alternative solution. As a result, the Company recorded a charge of $4,161,370 in the third quarter of 1997 associated with the write-off of the carrying value of its investment in the MIS System, consisting primarily of software and capitalized consulting fees. The fees allegedly due to the consultants who were engaged in connection with the implementation of the MIS System are being disputed by the Company and, at June 30, 1997, such fees totaling approximately $2,037,000 are included in accrued expenses in the consolidated balance sheet.

13. SUBSEQUENT EVENTS

     On July 23, 1997, the Company completed the sale of 6,950,000 shares of its common stock for an aggregate price of $7,436,500 to various unaffiliated third parties. As a result of the sale, the buyers now hold 49.86% of the shares of the Company's common stock outstanding. In connection with the sale, the Company issued warrants to purchase 300,000 shares of the Company's common stock to the individuals who facilitated the transaction. The warrants are immediately exercisable at a price of $1.13 per share and expire in 2004. The proceeds received by the Company, net of associated expenses, of approximately $7.2 million were used to repay borrowings under the Company's revolving line of credit. Assuming this repayment had occurred on July 1, 1996, the loss per common share for the year ended June 30, 1997 would have been $(.41) as a result of a reduction of interest costs of approximately $670,000 and an increase in the common shares outstanding of 6,950,000.

     On September 18, 1997, the Company announced a new logistics strategy and plan to consolidate its headquarters functions into a new facility in Charlotte, NC. The Company expects that these actions will allow it to be more responsive to its customers and improve the quality, efficiency, and timeliness of the products and services it provides. The strategy will be implemented in stages with all elements expected to be completed by December 31, 1997. The Company's preliminary estimate of the costs associated with the consolidation is approximately $2 million. These costs include employee severance and relocation benefits, recruiting costs, facility relocation costs and the write-off of certain property and equipment. This estimate also includes the estimated costs associated with the duplication of certain employee responsibilities and redundant facilities during the transition period.

                           COMPUTER INTEGRATION CORP.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            JUNE 30,
                                                                                       -------------------
                                                                                        1997        1996
                                                                                       -------     -------
ASSETS
Current assets:
  Cash...............................................................................  $    30     $   101
  Other..............................................................................    4,441       1,713
                                                                                       -------     -------
Total current assets.................................................................    4,471       1,814
Other assets (principally investment in CIC Systems, Inc.)...........................   31,886      37,688
                                                                                       -------     -------
                                                                                       $36,357     $39,502
                                                                                       =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities..................................................................  $   513     $   936
Long-term debt.......................................................................    1,343       1,610
Other noncurrent liabilities (principally amount due to CIC Systems, Inc.)...........   30,285      26,710
                                                                                       -------     -------
Total liabilities....................................................................   32,141      29,256
Shareholders' equity:
  Preferred stock....................................................................       --          --
  Common stock.......................................................................        7           7
  Other shareholders' equity.........................................................    4,209      10,239
                                                                                       -------     -------
Total shareholders' equity...........................................................    4,216      10,246
                                                                                       -------     -------
                                                                                       $36,357     $39,502
                                                                                       =======     =======

                            See accompanying notes.

                           COMPUTER INTEGRATION CORP.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED JUNE 30,
                                                                -------------------------------
                                                                 1997        1996        1995
                                                                -------     -------     -------
Operating expenses:
  Selling, general and administrative.........................  $ 2,943     $ 3,587     $ 1,653
  Restructuring charge (reversal).............................   (1,843)      2,300          --
                                                                -------     -------     -------
          Total operating expenses............................    1,100       5,887       1,653
                                                                -------     -------     -------
Loss from operations..........................................   (1,100)     (5,887)     (1,653)
Interest expense..............................................      283         880          13
Other -- costs associated with terminated public offerings....       --         486          --
                                                                -------     -------     -------
Loss before income taxes and equity in net income of
  subsidiary..................................................   (1,383)     (7,253)     (1,666)
Income tax benefit............................................      306       2,944         490
                                                                -------     -------     -------
Loss before equity in net (loss) income of subsidiary.........   (1,077)     (4,309)     (1,176)
Equity in net (loss) income of subsidiary.....................   (4,887)      3,906       2,309
                                                                -------     -------     -------
Net loss......................................................  $(5,964)    $  (403)    $ 1,133
                                                                =======     =======     =======

                            See accompanying notes.

                           COMPUTER INTEGRATION CORP.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED JUNE 30,
                                                                -------------------------------
                                                                 1997        1996        1995
                                                                -------     -------     -------
CASH USED IN OPERATING ACTIVITIES.............................  $(3,020)    $(7,285)    $(1,996)
INVESTING ACTIVITIES:
Purchase of substantially all of the assets of Cedar Computer
  Center, Inc. ...............................................     (500)     (9,892)       (274)
Purchase of Dataprint, Inc., net of cash acquired.............      (38)       (462)        260
Acquisition of equipment......................................       --         (22)        (57)
                                                                -------     -------     -------
Net cash used in investing activities.........................     (538)    (10,376)        (71)

FINANCING ACTIVITIES:
Proceeds of sale of capital stock, net of offering costs......       --          --       1,831
Net (repayments) proceeds of note payable.....................       --         (25)         25
Proceeds from exercise of stock options.......................      151          25          --
Repayment of long-term debt...................................     (303)       (164)       (780)
Dividends paid................................................     (218)       (218)       (113)
Advances from CIC Systems, Inc. ..............................    3,857      17,997         637
                                                                -------     -------     -------
Net cash provided by financing activities.....................    3,487      17,615       1,600
                                                                -------     -------     -------
Net decrease in cash..........................................      (71)        (46)       (467)
Cash at beginning of period...................................      101         147         614
                                                                -------     -------     -------
Cash at end of period.........................................  $    30     $   101     $   147
                                                                =======     =======     =======

                            See accompanying notes.

                           COMPUTER INTEGRATION CORP.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

1. BASIS OF PRESENTATION

     In the parent-company-only financial statements, Computer Integration Corp.'s (CIC) investment in the subsidiary is stated at cost plus equity in undistributed earnings of its wholly-owned subsidiary CIC Systems, Inc. (CICS) since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. GUARANTEE

     CICS has a $77 million bank credit agreement that provides a $49.5 million revolving line of credit and a $27.5 million term loan through July 1, 1998. Under the terms of the agreement, CIC has guaranteed the payment of all principal and interest.

3. DIVIDENDS FROM SUBSIDIARY

     No cash dividends were paid to CIC from CICS for the years ended June 30, 1997, 1996 and 1995.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCE AT     CHARGES TO                     BALANCE AT
                                                 BEGINNING      COSTS AND                        END OF
                  DESCRIPTION                    OF PERIOD       EXPENSES      DEDUCTIONS        PERIOD
-----------------------------------------------  ----------     ----------     ----------      ----------
YEAR ENDED JUNE 30, 1997:
Deducted from asset accounts:
Allowance for doubtful accounts................    $1,351         $1,707         $1,696(1)       $1,362
                                                   ======         ======         ======          ======
YEAR ENDED JUNE 30, 1996:
Deducted from asset accounts:
Allowance for doubtful accounts................    $  495         $1,639         $  783(1)       $1,351
                                                   ======         ======         ======          ======
YEAR ENDED JUNE 30, 1995:
Deducted from asset accounts:
Allowance for doubtful accounts................    $  322         $  375         $  201(1)       $  495
                                                   ======         ======         ======          ======

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.

        COMPUTER INTEGRATION CORP.
        Report of Independent Certified Public Accountants
        Consolidated Balance Sheets as of June 30, 1997 and June 30, 1996 Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996 and 1995
        Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1997, 1996 and 1995
        Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995
        Notes to Consolidated Financial Statements

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

EXHIBIT NO.                                         DESCRIPTION
-----------      ---------------------------------------------------------------------------------
(a)(3)       --  Exhibits.
(3)(a)       --  Certificate of Incorporation of Computer Integration Corp., as amended(1)
(3)(b)       --  By-laws of Computer Integration Corp.(2)
(4)          --  Form of Subscription Agreement between NEG, Inc. and Purchasers of Series A, 9%
                 Cumulative Convertible Redeemable Preferred Stock(2)
(10)(a)      --  *1994 Stock Option Plan, as amended(3)

EXHIBIT NO.                                         DESCRIPTION
-----------                                         -----------
(10)(b)      --  *Employment Agreement between John Paget and CIC Systems, Inc., dated July 24, 1997(4)
(10)(c)      --  *Employment Agreement between Steven Wright and CIC Systems, Inc., dated July 15, 1997(4)
(10)(d)      --  *Employment Agreement between Samuel C. McElhaney and CIC Systems, Inc., dated July 15, 1997(4)
(10)(e)      --  *Employment Agreement between Edward Meltzer and CIC Systems, Inc., dated July 15, 1997(4)
(10)(f)      --  Amended and Restated Loan and Security Agreement between CIC Systems, Inc. and
                 Congress Financial Corporation (New England), dated December 10, 1996(4)
(10)(g)      --  Amended and Restated Loan and Security Agreement between CIC Systems, Inc. and
                 Congress Financial Corporation (New England), dated May 12, 1997(4)
(10)(h)      --  $27.5 million Term Promissory Note between CIC Systems, Inc. and Congress
                 Financial Corporation (New England), dated July 1, 1995(5)
(10)(i)      --  Guarantee of Registrant in favor of Congress Financial Corporation (New England), dated July 1, 1995(3)
(10)(j)      --  Stock Purchase Agreement, dated as of May 15, 1997, between the Company and
                 Chartwell Group, Inc.(6)
(10)(k)      --  Form of Common Stock Purchase Warrant(6)
(21)         --  Subsidiary of Registrant(2)
(23)         --  Consent of Ernst & Young LLP(4)
(27)         --  Financial Data Schedule (for SEC use only).

---------------
(1) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K, as filed with the Commission on October 2, 1996, Commission File No. 0-20732.

(2) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-1 (Registration No. 33-84472) as filed with the Commission on September 28, 1994, and as amended by Amendments No. 1 through 8 thereto.

(3) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-1 (Registration No. 33-84472) as filed with the Commission on September 28, 1994, and as amended by Amendments No. 1 through 8 thereto; and the Registrant's Definitive Proxy Statement, dated
    October 17, 1996.

(4) Filed herewith.

(5) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K, dated July 1, 1995 as filed with the Commission on July 11, 1995, Commission File No. 0-20732.

(6) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K, dated July 24, 1997 as filed with the Commission on August 5, 1997 Commission File No. 0-20732.

 *  Compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, State of North Carolina on the 29th day of September, 1997.

                                          COMPUTER INTEGRATION CORP.

                                          By: /s/     JOHN E. PAGET
                                            ------------------------------------
                                                       John E. Paget
                                                  Chief Executive Officer

Dated: September 29, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------  -------------------

            /s/ JOHN E. PAGET               Chief Executive Officer          September 29, 1997
------------------------------------------    and Director (Principal
              John E. Paget                   Executive Officer)

          /s/ EDWARD A. MELTZER             Chief Financial Officer          September 29, 1997
------------------------------------------    (Principal Financial and
            Edward A. Meltzer                 Principal Account Officer)

         /s/ SAMUEL C. MCELHANEY            Chairman of the Board of         September 29, 1997
------------------------------------------    Directors
           Samuel C. McElhaney

           /s/ ARALDO COSSUTTA              Director                         September 29, 1997
------------------------------------------
             Araldo Cossutta

           /s/ FRANK J. ZAPPALA             Director                         September 29, 1997
------------------------------------------
             Frank J. Zappala

          /s/ MICHAEL G. SANTRY             Director                         September 29, 1997
------------------------------------------
            Michael G. Santry

          /s/ MATTHEW S. WALLER             Director                         September 29, 1997
------------------------------------------
            Matthew S. Waller

                                 EXHIBIT INDEX

EXHIBIT NO.                                         DESCRIPTION
-----------      ---------------------------------------------------------------------------------
(a)(3)       --  Exhibits.
(3)(a)       --  Certificate of Incorporation of Computer Integration Corp., as amended(1)
(3)(b)       --  By-laws of Computer Integration Corp.(2)
(4)          --  Form of Subscription Agreement between NEG, Inc. and Purchasers of Series A, 9%
                 Cumulative Convertible Redeemable Preferred Stock(2)
(10)(a)      --  *1994 Stock Option Plan, as amended(3)
(10)(b)      --  *Employment Agreement between John Paget and CIC Systems, Inc., dated July 24,
                 1997(4)
(10)(c)      --  *Employment Agreement between Steven Wright and CIC Systems, Inc., dated July 15,
                 1997(4)
(10)(d)      --  *Employment Agreement between Samuel C. McElhaney and CIC Systems, Inc., dated
                 July 15, 1997(4)
(10)(e)      --  *Employment Agreement between Edward Meltzer and CIC Systems, Inc., dated July
                 15, 1997(4)
(10)(f)      --  Amended and Restated Loan and Security Agreement between CIC Systems, Inc. and
                 Congress Financial Corporation (New England), dated December 10, 1996(4)
(10)(g)      --  Amended and Restated Loan and Security Agreement between CIC Systems, Inc. and
                 Congress Financial Corporation (New England), dated May 12, 1997(4)
(10)(h)      --  $27.5 million Term Promissory Note between CIC Systems, Inc. and Congress
                 Financial Corporation (New England), dated July 1, 1995(5)
(10)(i)      --  Guarantee of Registrant in favor of Congress Financial Corporation (New England), dated July 1, 1995(3)
(10)(j)      --  Stock Purchase Agreement, dated as of May 15, 1997, between the Company and
                 Chartwell Group, Inc.(6)
(10)(k)      --  Form of Common Stock Purchase Warrant(6)
(21)         --  Subsidiary of Registrant(2)
(23)         --  Consent of Ernst & Young LLP(4)
(27)         --  Financial Data Schedule (for SEC use only).

---------------
(1) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K, as filed with the Commission on October 2, 1996, Commission File No. 0-20732.

(2) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-1 (Registration No. 33-84472) as filed with the Commission on September 28, 1994, and as amended by Amendments No. 1 through 8 thereto.

(3) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-1 (Registration No. 33-84472) as filed with the Commission on September 28, 1994, and as amended by Amendments No. 1 through 8 thereto; and the Registrant's Definitive Proxy Statement, dated October 17, 1996.

(4) Filed herewith.

(5) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K, dated July 1, 1995 as filed with the Commission on July 11, 1995, Commission File No. 0-20732.

(6) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K, dated July 24, 1997 as filed with the Commission on August 5, 1997 Commission File No. 0-20732.

 *  Compensatory plan or arrangement.