Form 10-K/A
period 1997-06-30
COMPUTER INTEGRATION CORP
filed 1997-10-17
CIK 820735

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                    HELD BY NONAFFILIATES OF THE REGISTRANT

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

     On September 23, 1997, the closing price of the Common Stock as reported by Nasdaq was $1.4375 per share. The number of record holders of the Common Stock as of September 23, 1997 was 908.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, State of North Carolina on the 15th day of October, 1997.

                                          COMPUTER INTEGRATION CORP.

                                          By: /s/      JOHN E. PAGET
                                            ------------------------------------
                                                       John E. Paget
                                                  Chief Executive Officer

Dated: October 15, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------  -------------------

         /s/ JOHN E. PAGET                  Chief Executive Officer          October 15, 1997
------------------------------------------    and Director (Principal
              John E. Paget                   Executive Officer)

        /s/ EDWARD A. MELTZER               Chief Financial Officer          October 15, 1997
------------------------------------------    (Principal Financial and
            Edward A. Meltzer                 Principal Account Officer)

       /s/ SAMUEL C. MCELHANEY              Chairman of the Board of         October 15, 1997
------------------------------------------    Directors
           Samuel C. McElhaney

      /s/ ARALDO COSSUTTA                   Director                         October 15, 1997
------------------------------------------
             Araldo Cossutta

                                            Director                         October __, 1997
------------------------------------------
             Frank J. Zappala

                                            Director                         October __, 1997
------------------------------------------
            Michael G. Santry

        /s/ MATTHEW S. WALLER               Director                         October 15, 1997
------------------------------------------
            Matthew S. Waller