Form 10-Q
period 1997-09-30
COMPUTER INTEGRATION CORP
filed 1997-11-14
CIK 820735

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            to

                         COMMISSION FILE NUMBER: 0-20732

                           COMPUTER INTEGRATION CORP.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                             65-0506623
(State of other jurisdiction of                                (I.R.S. employer
incorporation or organization)                              Identification No.)

2425 CROWN POINT EXECUTIVE DRIVE, CHARLOTTE, NC                        28277
(Address of principal executives offices)                             (Zip code)

Registrant's telephone number, including area code:                 704/847-7800

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
                            THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.          YES      NO
                                   ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,034,810 shares of common stock outstanding as of November 10 , 1997.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The condensed, consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations; however, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Registrant's consolidated financial statements for the year ended June 30, 1997.

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

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE RELATED DATA)

                                             SEPTEMBER 30, 1997    JUNE 30, 1997
                                                                      (NOTE)

ASSETS
Current assets:
  Cash                                           $  1,927            $  1,360
  Accounts receivable, net                         64,946              63,905
  Inventory                                        18,367              17,350
  Deferred income taxes                             3,309               2,952
  Prepaid expenses and other current assets         1,617               2,881
                                                 --------            --------
Total current assets                               90,166              88,448
Property and equipment, net                         2,204               2,145
Other assets:
  Goodwill, net                                    11,600              11,770
  Other                                               637                 298
                                                 --------            --------
Total other assets                                 12,237              12,068
                                                 --------            --------
Total assets                                     $104,607            $102,661
                                                 ========            ========

Continued on next page.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)
                    (IN THOUSANDS, EXCEPT SHARE RELATED DATA)


LIABILITIES AND SHAREHOLDERS' EQUITY                                        SEPTEMBER 30, 1997     JUNE 30, 1997
                                                                                                        (NOTE)
Current liabilities:
      Note payable under line of credit                                          $  5,646             $  8,717
      Accounts payable                                                             51,459               52,276
      Accrued expenses                                                              6,208                6,476
      Restructuring accrual                                                           630                 --
      Current portion of subordinated notes payable                                   671                  268
      Current portion of capital lease obligations                                    301                  292
      Other                                                                           565                  860
                                                                                 --------             --------
Total current liabilities                                                          65,480               68,889

Noncurrent liabilities:
      Term note payable                                                            27,500               27,500
      Subordinated notes payable, less current portion                                672                1,343
      Capital lease obligations, less current portion                                 137                  216
      Deferred income taxes                                                           497                  497
                                                                                 --------             --------
Total noncurrent liabilities                                                       28,806               29,556

Shareholders' equity:
   Preferred stock, $.001 par value, total
    authorized 2,000,000 shares, issued and
    outstanding as follows:
      Series A, 9% cumulative, convertible,
          redeemable preferred stock; 40,000 shares
          authorized, -0- issued and outstanding in both
          periods                                                                      --                   --
      Series B, 9% cumulative, convertible, redeemable preferred stock;
          250 shares authorized, -0- issued and outstanding in both periods            --                   --
      Series C, 9% cumulative, convertible, redeemable preferred stock;
          250 shares authorized, -0- issued and outstanding in both periods            --                   --
      Series D, 9% cumulative, convertible, redeemable preferred stock;
          40,000 shares authorized, 19,036 issued and outstanding in both
          periods                                                                      --                   --
      Series E, 9% cumulative, convertible, redeemable preferred stock;
          250 shares authorized, 125 issued and outstanding in both
          periods                                                                      --                   --
   Common stock, $.001 par value, 20,000,000 shares authorized, 14,034,810 and 7,084,810 shares issued and outstanding at September 30, 1997
    and June 30, 1997, respectively                                                    14                    7
   Additional paid-in capital                                                      17,028                9,854
   (Accumulated deficit) retained earning                                          (6,721)              (5,645)
                                                                                 --------             --------

Total shareholders' equity                                                         10,321                4,216
                                                                                 --------             --------

Total liabilities and shareholders' equity                                       $104,607             $102,661
                                                                                 ========             ========

Note: The balance sheet at June 30, 1997 is derived from the Company's audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE RELATED DATA)

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    1997               1996
                                                                 -----------        ----------

Net sales                                                        $   112,770        $  108,332
Cost of goods sold                                                   103,057            96,619
                                                                 -----------        ----------
Gross profit                                                           9,713            11,713
Selling, general and administrative expenses                           9,976             9,517
Restructuring accrual                                                    630                --
                                                                 -----------        ----------
                                                                      10,606             9,517
                                                                 -----------        ----------
(Loss) income from operations                                           (893)            2,196
Interest expense                                                         901             1,149
                                                                 -----------        ----------
(Loss) income before income taxes                                     (1,794)            1,047
Income tax (benefit) expense                                            (718)              440
                                                                 -----------        ----------
Net (loss) income                                                     (1,076)              607
Less required payments on convertible preferred stock                     55                55
                                                                 -----------        ----------
(Loss) income applicable to common stock                         $    (1,131)       $      552
                                                                 ===========        ==========

     Primary                                                     $      (.09)       $      .08
                                                                 ===========        ==========
     Fully diluted                                               $      (.09)       $      .07
                                                                 ===========        ==========

Weighted average common shares and common share equivalents
outstanding:
     Primary                                                      12,297,310         7,192,415
                                                                 ===========        ==========
     Fully diluted                                                12,297,310         8,462,415
                                                                 ===========        ==========

See accompanying notes.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE RELATED DATA)

                                                                 THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  1997          1996
                                                                -------       -------

OPERATING ACTIVITIES
Net income (loss)                                               $(1,076)      $   607
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                                    412           462
   Restructuring accrual                                            630            --
   Changes in operating assets and liabilities:
        Accounts receivable                                      (1,041)       (3,201)
        Inventory                                                (1,017)       (8,286)
        Prepaid expenses and other assets                           515          (221)
        Accounts payable                                           (817)        3,208
        Accrued expenses and other current liabilities             (511)       (1,400)
                                                                -------       -------
Net cash used in operating activities                            (2,905)       (8,831)

INVESTING ACTIVITIES
Acquisition of property and equipment                              (248)         (622)
                                                                -------       -------
Net cash used in investing activities                              (248)         (622)

FINANCING ACTIVITIES
Proceeds from sale of capital stock, net of offering costs        7,236            --
Proceeds from exercise of stock options                              --             8
Net (repayments)advances on line of credit                       (3,071)        4,008
Principal payments on subordinated notes payable                   (268)           --
Preferred stock dividends paid                                     (107)         (108)
Repayments of capital lease obligations                             (70)          (43)
                                                                -------       -------

Net cash provided by financing activities                         3,720         3,865
                                                                -------       -------

Net increase (decrease) in cash                                     567        (5,588)
Cash at beginning of period                                       1,360         7,599
                                                                -------       -------
                                                                $ 1,927       $ 2,011
                                                                =======       =======

SUPPLEMENTAL INFORMATION
Interest paid                                                   $   901       $ 1,120
                                                                =======       =======
Taxes paid                                                      $     9       $     9
                                                                =======       =======

NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock dividends in accrued expenses                   $    55       $    --
                                                                =======       =======

See accompanying notes.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Computer Integration Corp. and its wholly-owned operating subsidiary, CIC Systems, Inc. ("CIC"), collectively, the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for fiscal year 1998. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended June 30, 1997.

2. COMMON STOCK SALE

On July 23, 1997, the Company completed the sale of 6,950,000 shares of its common stock for an aggregate price of $7,436,500 to various unaffiliated third parties. As a result of the sale, the buyers held 49.86% of the shares of the Company's common stock outstanding. In connection with the sale, the Company issued warrants to purchase 300,000 shares of common stock to the individuals who facilitated the transaction. The warrants are immediately exercisable at a price of $1.13 per share and expire in 2004. The fair value assigned to the warrants was $1.09 per share. The total fair value of the 300,000 warrants, $327,000, has been deducted from the proceeds received under the sale of common stock, and has been allocated to additional paid-in capital applicable to stock warrants. The proceeds received by the Company, net of associated expenses, of approximately $7.2 million were used to repay borrowings under the Company's revolving line of credit. Assuming this repayment and stock sale had occurred on July 1, 1997, the loss per common share for the quarter ended September 30, 1997 would have been ($.08) as a result of a reduction of interest costs of approximately $25,000 after tax and an increase in the average common shares outstanding of 1,737,500.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

3. RESTRUCTURING CHARGES

On September 18,1997, the Company announced a new logistics strategy and plan to consolidate its headquarters and distribution functions into new facilities in Charlotte, NC. The Company expects that these actions will allow it to be more responsive to its customers and improve the quality, efficiency, and timeliness of the products and services it provides. The strategy will be implemented in stages with all elements expected to be completed by January 1998. The Company's preliminary estimate of the cost associated with the consolidation is approximately $2 million. These costs included employee severance and relocation benefits, recruiting costs, facility relocation costs and the write-off of certain property and equipment. This estimate also includes the anticipated costs associated with the duplication of certain employees responsibilities and redundant facilities during the transition period.

In conjunction with this planned relocation and consolidation, during the first quarter of fiscal 1998, the Company recorded a special charge of $630,000 for restructuring costs. This charge, which is included in the $2 million estimate discussed above, includes approximately $350,000 for severance benefits for approximately 58 affected employees, $240,000 for lease payments on idle facilities, and $40,000 for the write-off of property and equipment which will no longer be required. The employees who will be terminated are primarily distribution, accounting, purchasing and administrative personnel in the Company's Westwood, Massachusetts facility. As of September 30, 1997 none of the charge had been utilized.

During the second quarter of fiscal 1997, the Company decided not to proceed with a planned consolidation of some of the Company's headquarters, sales and distribution facilities to Atlanta, which relocation was originally announced in the fourth quarter of fiscal 1996. Accordingly, during the second quarter of fiscal 1997, the Company reversed $1,843,423 of the original $2.3 million charge for restructuring costs. The remaining restructuring accrual balances, included in accrued expenses, were $53,000 and $128,000 as of September 30, 1997 and June 30, 1997, respectively.

4. EARNINGS PER COMMON SHARE

Earnings per common share is based on the weighted average number of common and common equivalent shares (i.e. stock options) outstanding during the period. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet determined the resulting impact on primary earnings per share.


5. SUBSEQUENT EVENTS

In November 1997, the Company amended its financing agreement with its primary lender, Congress Financial Corporation ("Congress"), to extend the expiration date of the credit facility from July 1, 1998 to October 1, 1998 and to change the maximum credit amount from $77 million to $70 million. This amount was agreed to as an interim step while the Company and Congress negotiate the terms and conditions of an extension of the financing agreement until at least July 1, 1999.

The Company currently has an agreement, originally entered into during the fiscal year ended June 30, 1997 with a company to finance inventory purchases for selected suppliers. In November the Company and the finance company agreed to amend the inventory financing agreement such that the maximum credit limit has been reduced to $1.5 million and the term has been extended to January 17, 1998. This change was agreed to as an interim step while the Company and the finance company discuss the terms and conditions of a replacement facility.

At the Company's annual meeting on November 4, 1997, the Company's shareholders voted to increase the number of authorized shares of capital stock from 22,000,000 shares to 42,000,000, including an increase in the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Computer Integration Corp. (the "Company") is a reseller of microcomputers, workstations, and related products, services and solutions to large and medium-sized corporations, federal, state, and local governmental entities and colleges and universities throughout the United States. The Company, through its wholly-owned subsidiary, CIC Systems, Inc. ("CIC"), distributes a broad range of microcomputer-related products from major hardware manufacturers and software developers which include Hewlett-Packard Company ("HP"), Compaq Computer Corporation, Sun Microsystems Corporation, Toshiba America Information Systems, Inc., International Business Machines, Lexmark International, NEC Technologies, Inc., 3COM, Inc., Oracle Corporation, Netscape Communications Corporation, Sterling Commerce, Inc., Novell, Inc. and Microsoft Corporation. The Company is one of the largest resellers of computer products manufactured by HP in the United States.

The Company began operations in 1992 with the organization of CIC and acquired Copley Systems Corporation ("Copley"), a Massachusetts corporation, in March 1993. The Company acquired all of the outstanding capital stock of Dataprint, Inc. ("Dataprint"), a North Carolina corporation, effective July 1, 1994. Effective July 1, 1995, CIC acquired substantially all of the assets of Cedar Computer Center, Inc., an Iowa corporation ("Cedar"), which was one of the largest dealers of HP computer products in the midwestern and western United States at that time.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net sales for the three months ended September 30, 1997 (the "fiscal 1998 Quarter") were $112.8 million compared to $108.3 million for the three months ended September 30, 1996 (the "fiscal 1997 Quarter"), an increase of $4.5 million or 4.1%. The increase in sales was primarily due to improved focus by the sales organization and its impact on expanding the Company's customer base and regaining business from previous customers.

Gross profit decreased to $9.7 million in the fiscal 1998 Quarter from $11.7 million in the fiscal 1997 Quarter. The gross profit margin decreased to 8.6% of sales in the fiscal 1998 Quarter compared to 10.8% in the fiscal 1997 Quarter. The decrease in gross profit margin was primarily the result of increased competitive pressures in the marketplace resulting in reduced selling prices. Also contributing to the decline was increased inventory obsolescence resulting from customer returns. These were partially offset by the favorable impact of a large rebate received from a major supplier as a result of achieving certain volume targets.

During the fiscal 1998 Quarter, the Company recorded a charge of $630,000 ("Restructuring Charge") associated with a planned consolidation of its headquarters and distribution facilities to two new facilities in Charlotte, NC. This charge includes approximately $350,000 for severance benefits for approximately 58 affected employees, $240,000 for lease payments on idle facilities, and $40,000 for the write-off of property and equipment which will no longer be required.

Excluding the Restructuring Charge, selling, general and administrative expenses ("SG&A") were $10.0 million in the fiscal 1998 Quarter, compared to $9.5 million in the fiscal 1997 Quarter, an increase of approximately $500,000, or 4.8%. As a percentage of net sales, SG&A remained constant at 8.8% in both the fiscal 1998 and 1997 Quarters. The $500,000 increase was due primarily to increased travel, increased recruiting costs associated with hiring salespeople and systems engineers, additional costs associated with enhanced telecommunications, and increased legal fees.

Interest expense decreased to approximately $900,000 for the fiscal 1998 Quarter from $1.1 million during the fiscal 1997 Quarter as a result of decreased borrowings under the Company's line of credit.

As a result of the factors discussed above, the Company had a net loss of $1.1 million in the fiscal 1998 Quarter compared to net income of approximately $600,000 in the fiscal 1997 Quarter.


SUBSEQUENT EVENTS

Thus far in its second quarter, the Company has been unable to meet certain demand because of a major manufacturer's inability to produce and supply a sufficient quantity of selected products for which the Company has customer orders. Unless the manufacturer can improve its supply or the Company can convince its customers to accept alternative products, the Company's second quarter sales and results of operations may be adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its activities through the private sale of equity securities and borrowings under its revolving line of credit, and, during certain periods, through cash flow from operations. As of September 30, 1997, the Company had cash of $1.9 million, net accounts receivable of $64.9 million, working capital of $24.7 million and available funds under its credit facility of approximately $13.1 million.

Net cash used in operating activities during the three months ended September 30, 1997 was $2.9 million primarily as a result of increases in accounts receivable of $1.0 million and inventory of $1.0 million and a reduction in accounts payable of approximately $800,000.

Net cash used in investing activities for the three months ended September 30, 1997 was approximately $200,000, which was related to the acquisition of office and computer equipment and software. Financing activities for the three months ended September 30, 1997 provided cash of $3.7 million primarily as a result of $7.2 million net proceeds from the sale of capital stock offset by a $3.1 million reduction in the outstanding balance on the Company's Credit Facility.

During November 1997, the Company amended its financing agreement ("Credit Facility") with its primary lender, Congress Financial Corporation ("Congress") to extend the expiration date of the Credit Facility from July 1, 1998 to October 1, 1998 and change the maximum credit amount from $77 million to $70 million. The amount was agreed to as an interim step while the Company and Congress negotiate the terms and conditions of an extension of the financing agreement until at least July 1, 1999. The Credit Facility is collateralized by CIC's accounts receivable and inventory and consists of a $27.5 million, 3-year term loan and a $49.5 million revolving line of credit. Interest on the Credit Facility accrues at 1.0% over the prime rate of CoreStates Bank, N.A. (effective rate of 9.5% at September 30, 1997). The Credit Facility is used for inventory financing and working capital, and is subject to a borrowing base formula using eligible inventory and accounts receivable balances. The Credit facility requires that CIC maintain, at all times, certain net worth and working capital levels and restricts the payment of dividends by the Company.

The Company currently has an agreement, originally entered into during the fiscal year ended June 30, 1997, with a company to finance inventory purchases for selected suppliers. The agreement provides a maximum credit limit of $3 million through November 17, 1997, at which time the agreement will terminate and all amounts then outstanding will become due and payable by December 17, 1997. In November the Company and the finance company agreed to amend the inventory financing agreement such that the maximum credit limit has been reduced to $1.5 million and the term has been extended to January 17, 1998. This change was agreed to as an interim step while the Company and the finance company discuss the terms and conditions of a replacement facility. The finance Company has a lien on the inventory financed under this facility, and a $1.5 million irrevocable letter of credit has been issued on behalf of the Company in favor of the finance Company.

On July 23, 1997, the Company completed the sale of 6,950,000 shares of its common stock for an aggregate price of $7,436,500 to various unaffiliated third parties. As a result of the sale, the buyers held 49.86% of the shares of the Company's common stock outstanding. The proceeds received by the Company, net of related expenses, of approximately $7.2 million were used to repay borrowings under the Company's revolving line of credit.

In September 1997, the Company announced a new logistics strategy and consolidation of headquarters and distribution functions into new facilities in Charlotte, NC. The consolidation is expected to be completed in January 1998. The Company's estimate of non-recurring costs associated with the consolidation is approximately $2 million. These costs include employee severance benefits, reimbursed employee relocation expenses, recruiting, facility relocation expenses, and the write-off of certain property and equipment. This estimate also includes the costs associated with the duplication of certain employee positions and redundant facilities during the transition period. Additionally, expenditures for furniture, fixtures and equipment for the new Charlotte facilities and a new office facility in suburban Boston, Massachusetts are estimated at $1 million. The Company expects to finance these purchases through either a capital or operating lease.

The Company has allocated approximately $2.0 million to be expended in the fiscal year ended June 30, 1998 to significantly upgrade its management information system, including installation of a new integrated software system for order entry, purchasing, inventory, distribution and accounting, equipping virtually all sales executives and systems engineers with HP laptop computers, upgrading desktop personal computer hardware and software, and enhancing its company-wide electronic mail system. Management believes that these upgrades are necessary for the Company to take advantage of technological information system improvements, reduce ongoing operating costs, and enhance its competitive position. The Company expects to receive reimbursement from a vendor for some of these capital expenditures. The Company expects to finance a portion, if not all, of the expenditures with either a capital or operating lease.

In connection with the acquisition of Cedar, the Company has agreed to pay the seller, on July 2, 1998, an amount equal to the difference between the market price per share on that date for the 515,000 shares of common Stock owned by the Seller, and $10 per share. On November 10, 1997, the closing price of the Common Stock as reported by NASDAQ was $1.3125 per share.

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

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 24, 1997, pursuant to an agreement dated May 15, 1997 between the Company and Chartwell Group, Inc., a Texas corporation, ("Chartwell"), the Company issued to the buyers listed below 6,950,000 shares of its common stock, par value $.001 per share ("Common Stock"). The aggregate purchase price was $7,436,500, or $1.07 per share. In connection with the foregoing transaction, the Company issued to Chartwell's designees warrants (the "Warrants") to purchase 300,000 shares of Common Stock at a purchase price per share of $1.13. The Warrants expire on June 30, 2004. The Common Stock and Warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and were subsequently registered by the Company on a Form S-3 Registration Statement (File No. 333-33417) declared effective by the Securities and Exchange Commission on October 1, 1997.

      Buyer                                  Number of Shares
      -----                                  ----------------
      Codinvest Limited                         4,672,897
      Donald Russell                              200,000
      David Searles                               100,000
      John Perry, III                             300,000
      Robert W. Johnson IV                      1,000,000
      Neil J. Burmeister                           50,000
      Arthur DelVesco                             427,103
      Thomas D. McCloskey, Jr.                    200,000


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 4, 1997, the Company held its annual meeting of stockholders. At the annual meeting, the shareholders elected the following seven nominees as directors: Samuel C. McElhaney, John E. Paget, Araldo A. Cossutta, Donald Russell, Michael G. Santry, Matthew S. Waller and Frank J. Zappala, Jr. 10,619,211 votes were cast in favor of the election to the board of directors of each of the seven nominees. 0 votes were cast against the election to the board of directors of each of the seven nominees, and 1,021,595 votes abstained from voting with respect to election to the board of directors of each of the seven nominees.

     At the annual meeting, the shareholders also voted upon proposals to: (i) amend the Company's 1994 Stock Option Plan (the "Plan") to increase the number of shares of Common Stock reserved for issuance under the Plan from 1,800,000 shares to 4,000,000 shares (the "Plan Amendment"); and (ii) amend the Company's Certificate of Incorporation (the "Certificate") to increase the number of authorized shares of capital stock from 22,000,000 shares to 42,000,000 shares, including an increase in the number of authorized shares of Common Stock from 20,000,000 shares to 40,000,000 shares (the "Authorized Shares Amendment"). A total of 11,026,303 votes were cast in favor of the Plan Amendment, 7,570 votes were cast against the Plan Amendment and 35,174 votes abstained from voting with respect to the Plan Amendment. A total of 11,596,462 votes were cast in favor of the Authorized Shares Amendment, 44,334 votes were cast against the Authorized Shares Amendment and 10 votes abstained from voting with respect to the Authorized Amendment.

     In addition, the shareholders voted to ratify the Company's selection of the accounting firm of Ernst & Young LLP as the Company's independent certified public accountants. A total of 11,603,622 votes were cast in favor of ratification, 37,174 votes were cast against the ratification and 10 votes abstained from voting with respect to the ratification of Ernst & Young LLP as the Company's independent certified public accountants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 10(b) - Employment Agreement between John Paget and CIC
                          Systems, Inc., dated July 24, 1997*
          Exhibit 10(c) - Employment Agreement between Steven Wright and CIC
                          Systems, Inc., dated July 15, 1997*
          Exhibit 10(d) - Employment Agreement between Samuel C. McElhaney and
                          CIC Systems, Inc., dated July 15, 1997*
          Exhibit 10(e) - Employment Agreement between Edward Meltzer and CIC
                          Systems, Inc., dated July 15, 1997*
          Exhibit 11 - Statement Re: Computation of Per Share Earnings
          Exhibit 27 - Financial Data Schedule (for SEC use only)

----------
* Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on September 29, 1997, Commission File No. 0-20732.

     (b)  Reports on Form 8-K

          On August 5, 1997, the Company filed a Form 8-K with respect to an event required to be filed by "Item 1 - Changes in Control of Registrant." No financial statements were filed in connection with the Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMPUTER INTEGRATION CORP.

                                 By: /s/ EDWARD A. MELTZER
                                     ------------------------------------------
                                     Edward A. Meltzer
                                     Chief Financial Officer (Principal
                                     Financial and Principal Accounting Officer)


Dated: November 13, 1997

                                  EXHIBIT INDEX

                                                                          PAGE

          Exhibit 11 -- Statement Re: Computation of Per Share Earnings    17
          Exhibit 27 -- Financial Data Schedule (for SEC use only)         18