Form 10-Q
period 1997-12-31
COMPUTER INTEGRATION CORP
filed 1998-02-23
CIK 820735

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

                         COMMISSION FILE NUMBER: 0-20732

                           COMPUTER INTEGRATION CORP.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              65-0506623
(State of other jurisdiction of                                 (I.R.S. employer
incorporation or organization)                               Identification No.)

15720 JOHN J. DELANEY DRIVE, SUITE 500, CHARLOTTE, NC                      28277
(Address of principal executives offices)                             (Zip code)

Registrant's telephone number, including area code:                 704/714-4000

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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ____ NO_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,036,010 shares of common stock outstanding as of February 17, 1998.

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

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE RELATED DATA)


ASSETS
                                   DECEMBER 31, 1997       JUNE 30, 1997
                                                              (NOTE)

Current assets:
   Cash                                  $ 1,027            $  1,360
   Accounts receivable, net               62,372              63,905
   Inventory                              10,832              17,350
   Deferred income taxes                   1,842               2,952
   Prepaid expenses and other
     current assets                          655               2,881
                                         -------            --------
Total current assets                      76,728              88,448

Property and equipment, net                2,322               2,145
Other assets:
   Goodwill, net                          11,431              11,770
   Deferred income taxes                   1,495                --
   Other                                     242                 298
                                         -------            --------
Total other assets                        13,168              12,068
                                         -------            --------
Total assets                             $92,218            $102,661
                                         =======            ========

Continued on next page.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)
                    (IN THOUSANDS, EXCEPT SHARE RELATED DATA)



                                                                    DECEMBER 31, 1997        JUNE 30, 1997
                                                                                                 (NOTE)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Note payable under line of credit                                     $  6,217             $   8,717
    Accounts payable                                                        41,952                52,276
    Accrued expenses                                                         8,097                 6,476
    Restructuring accrual                                                      886                  --
    Current portion of subordinated notes payable                              672                   268
    Current portion of capital lease obligations                               310                   292
    Other                                                                      516                   860
                                                                          --------             ---------
Total current liabilities                                                   58,650                68,889

Noncurrent liabilities:
    Term note payable                                                       27,500                27,500
    Subordinated notes payable, less current portion                           672                 1,343
    Capital lease obligations, less current portion                             56                   216
    Deferred income taxes                                                       --                   497
                                                                          --------             ---------
Total noncurrent liabilities                                                28,228                29,556

Shareholders' equity:
  Preferred stock, $.001 par value, total authorized 2,000,000 shares, issued and outstanding as follows:
      Series A, 9% cumulative, convertible, redeemable
        preferred stock; 40,000 shares authorized,
        -0- issued and outstanding at June 30, 1997;
        eliminated effective November 14, 1997                                --                    --
      Series B, 9% cumulative, convertible, redeemable
        preferred stock; 250 shares authorized,
        -0- issued and outstanding at June 30, 1997;
        eliminated effective November 14, 1997                                --                    --
      Series C, 9% cumulative, convertible, redeemable
        preferred stock; 250 shares authorized,
        -0- issued and outstanding at June 30, 1997;
        eliminated effective November 14, 1997                                --                    --
      Series D, 9% cumulative, convertible, redeemable
        preferred stock; 40,000 shares authorized,
        19,036 issued and outstanding in both
        periods                                                               --                    --
      Series E, 9% cumulative, convertible, redeemable
        preferred stock; 250 shares authorized,
        125 issued and outstanding in both periods                            --                    --
  Common stock, $.001 par value, 40,000,000 shares authorized,
   14,034,810 and 7,084,810 shares issued and outstanding
   at December 31, 1997 and June 30, 1997, respectively                         14                     7
  Additional paid-in capital                                                17,083                 9,854
  Accumulated deficit                                                      (11,757)               (5,645)
                                                                          --------             ---------
Total shareholders' equity                                                   5,340                 4,216
                                                                          --------             ---------
Total liabilities and shareholders' equity                                $ 92,218             $ 102,661
                                                                          ========             =========


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

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE RELATED DATA)

                                                                    THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                1997                    1996
                                                           ------------             -----------

Net sales                                                  $     95,839             $    98,858
Cost of goods sold                                               88,055                  88,988
                                                           ------------             -----------
Gross profit                                                      7,784                   9,870

Selling, general and administrative expenses                     11,489                  10,505
Restructuring accrual (reversal)                                    392                  (1,843)
                                                           ------------             -----------
                                                                 11,881                   8,662
                                                           ------------             -----------
(Loss) income from operations                                    (4,097)                  1,208
Interest expense                                                    939                   1,432
                                                           ------------             -----------
Loss before income taxes                                         (5,036)                   (224)
Income tax benefit                                                 --                       (44)
                                                           ------------             -----------
Net loss                                                         (5,036)                   (180)
Dividends on preferred stock (reversed) accrued                     (55)                     55
                                                           ------------             -----------
Loss applicable to common stock                            $     (4,981)            $      (235)
                                                           ============             ===========

Loss per common share (basic and diluted)                  $       (.35)            $      (.03)
                                                           ============             ===========

See accompanying notes.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE RELATED DATA)

                                                                     SIX MONTHS ENDED
                                                                       DECEMBER 31,
                                                                1997                    1996
                                                           ------------             -----------

Net sales                                                  $    208,609             $   207,190
Cost of goods sold                                              191,112                 185,607
                                                           ------------             -----------
Gross profit                                                     17,497                  21,583

Selling, general and administrative expenses                     21,464                  20,022
Restructuring expense (reversal)                                  1,022                  (1,843)
                                                           ------------             -----------
                                                                 22,486                  18,179
                                                           ------------             -----------
(Loss) income from operations                                    (4,989)                  3,404
Interest expense                                                  1,841                   2,581
                                                           ------------             -----------
(Loss) income before income taxes                                (6,830)                    823
Income tax (benefit) expense                                       (718)                    396
                                                           ------------             -----------
Net (loss) income                                                (6,112)                    427
Less dividends on preferred stock                                  --                       110
                                                           ------------             -----------
(Loss) income applicable to common stock                   $     (6,112)            $       317
                                                           ============             ===========

(Loss) income per common share:
    Basic                                                  $       (.46)            $       .05
                                                           ============             ===========
    Diluted                                                $       (.46)            $       .04
                                                           ============             ===========


See accompanying notes.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE RELATED DATA)


                                                                           SIX MONTHS ENDED
                                                                              DECEMBER 31,
                                                                         1997                1996
                                                                      --------             -------

OPERATING ACTIVITIES
Net (loss) income                                                     $ (6,112)            $   427
Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
   Depreciation and amortization                                           844                 923
   Restructuring accrual (reversal)                                      1,008              (1,843)
   Changes in operating assets and liabilities:
        Accounts receivable                                              1,533                 647
        Inventory                                                        6,518               3,143
        Prepaid expenses and other assets                                1,793                 654
        Accounts payable                                               (10,324)             (4,560)
        Accrued expenses and other liabilities                             887                (831)
                                                                      --------             -------
Net cash used in operating activities                                   (3,853)             (1,440)

INVESTING ACTIVITIES
Acquisition of property and equipment                                     (700)             (2,119)
                                                                      --------             -------
Net cash used in investing activities                                     (700)             (2,119)

FINANCING ACTIVITIES
Proceeds from sale of capital stock, net of offering costs               7,236                --
Proceeds from exercise of stock options                                   --                    12
Net repayments on line of credit                                        (2,500)             (1,056)
Principal payments on subordinated notes payable                          (267)               (302)
Preferred stock dividends paid                                            (107)               (108)
Repayments of capital lease obligations                                   (142)               (129)
                                                                      --------             -------
Net cash provided by (used in) financing activities                      4,220              (1,583)
                                                                      --------             -------

Net decrease in cash                                                      (333)             (5,142)
Cash at beginning of period                                              1,360               7,599
                                                                      --------             -------
Cash at end of period                                                 $  1,027             $ 2,457
                                                                      ========             =======

SUPPLEMENTAL INFORMATION
Interest paid                                                         $  1,841             $   149
                                                                      ========             =======
Income tax (net refunds received) paid                                $ (2,199)            $     8
                                                                      ========             =======


See accompanying notes.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 1997

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Computer Integration Corp. and its wholly-owned operating subsidiary, CIC Systems, Inc. ("CIC"), collectively, the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for fiscal year 1998. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the year ended June 30, 1997.

2. COMMON STOCK SALE

On July 23, 1997, the Company completed the sale of 6,950,000 shares of its common stock ("Common Stock") for an aggregate price of $7,436,500 to various unaffiliated third parties. As a result of the sale, the buyers held 49.86% of the shares of the Company's Common Stock outstanding. In connection with the sale, the Company issued warrants to purchase 300,000 shares of Common Stock to the individuals who facilitated the transaction. The warrants are immediately exercisable at a price of $1.13 per share and expire in 2004. The fair value assigned to the warrants was $1.09 per share. The total fair value of the 300,000 warrants, $327,000, was deducted from the proceeds received under the sale of Common Stock, and was allocated to additional paid-in capital applicable to stock warrants. The proceeds received by the Company, net of associated expenses, of approximately $7.2 million were used to repay borrowings under the Company's revolving line of credit. Assuming this repayment and stock sale had occurred on July 1, 1997, the loss per Common Share (basic and diluted) for the six months ended December 31, 1997 would have been ($.43) as a result of a reduction of interest costs of approximately $25,000 after tax and an increase in the weighted average common shares outstanding of 868,750.

                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

3. RESTRUCTURING CHARGES

In September 1997, the Company announced a new logistics strategy and consolidation of headquarters and distribution functions into new facilities in Charlotte, NC. The consolidation was completed in January 1998. The non-recurring costs associated with the consolidation were approximately $2 million. These costs include employee severance benefits, reimbursed employee relocation expenses, recruiting, facility relocation expenses, and the write-off of certain property and equipment. This amount also includes the costs associated with the duplication of certain employee positions and redundant facilities during the transition period. Additionally, expenditures for furniture, fixtures and equipment for the new Charlotte facilities and a new office facility in suburban Boston, Massachusetts were approximately $600,000 and have been capitalized.


In conjunction with this planned relocation and consolidation, during the first half of fiscal 1998, the Company recorded a charge of $1.0 million for restructuring costs of which $392,000 was recorded in the second quarter. This charge, which is included in the $2 million total cost discussed above, includes approximately $455,000 for severance benefits for approximately 90 affected employees, $394,000 for lease payments on idle facilities, and $173,000 for the write-off of property and equipment which will no longer be required. These affected employees were primarily distribution, accounting, purchasing, administrative, management, and professional services personnel. As of December 31, 1997, the remaining restructuring accrual balance was $886,000.

During the second quarter of fiscal 1997, the Company decided not to proceed with a planned consolidation of some of the Company's headquarters, sales and distribution facilities to Atlanta, Georgia. The relocation was originally announced in the fourth quarter of fiscal 1996. Accordingly, during the second quarter of fiscal 1997, the Company reversed $1.8 million of the original $2.3 million charge for restructuring costs.

4.  EARNINGS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share." FAS 128 replaced the previously reported primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options and convertible securities. Diluted EPS is very similar to the previously reported fully diluted EPS. EPS amounts for all periods have been presented, and where necessary, restated to conform to the FAS 128 requirements.

The following table sets forth the computation of basic and diluted EPS (in 000's, except EPS). Common shares issuable upon conversion of convertible preferred stock which were outstanding during the quarters ended December 31, 1997 and 1996 and for the six months ended December 31, 1997 and 1996, were not included in the computation of diluted EPS because the effect would be antidilutive. Also, common stock issuable upon exercise of stock options under the Treasury Stock method for the quarters ended December 31, 1997 and 1996 and for the six months ended December 31, 1997 were not included in the computation of diluted EPS because the effect would be antidilutive.

                                                          Three Months ended
                                                              December 31,
                                                         1997              1996

Numerator
         (Loss) applicable to common stock           $     (4,981)      $     (235)
                                                     ============       ==========
Denominator
         Denominator for basic and diluted
           EPS-Weighted Average common
           shares outstanding                              14,035            6,954
                                                     ============       ==========
Basic and Diluted EPS                                $       (.35)      $     (.03)
                                                     ============       ==========




                                                           Six Months ended
                                                              December 31,
                                                         1997              1996

Numerator
         (Loss) income applicable to common stock    $     (6,112)      $      317
                                                     ============       ==========
Denominator
         Denominator for basic EPS-
           Weighted Average common
           shares outstanding                              13,166            6,951
         Common shares issuable upon
           exercise of stock options                           --              201
                                                     ------------       ----------
         Denominator for diluted EPS-
           adjusted weighted average
           shares and assumed conversion                   13,166            7,152
                                                     ============       ==========
Basic EPS                                            $       (.46)      $      .05
                                                     ============       ==========
Diluted EPS                                          $       (.46)      $      .04
                                                     ============       ==========


                           COMPUTER INTEGRATION CORP.
                                 AND SUBSIDIARY

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


5. BORROWINGS

In November 1997, the Company amended its financing agreement with its primary lender, Congress Financial Corporation ("Congress"), to extend the expiration date of the credit facility from July 1, 1998 to October 1, 1998 and to change the maximum credit amount from $77 million to $70 million. In February 1998, the Company further amended its financing agreement with Congress to extend the expiration date of the credit facility from October 1, 1998 to July 1, 1999.

6. INCOME TAXES

At December 31, 1997 the Company analyzed its net deferred tax asset position. The net deferred tax assets before valuation allowance are approximately $5.4 million including approximately $2.1 million added during the quarter ended December 31, 1997. The Company has provided a valuation allowance against the net increase in the assets during the quarter thereby leaving net deferred tax assets of approximately $3.3 million. Management believes that it is more likely than not that the realization of the reported deferred tax assets will occur in the future based on current earnings forecasts and reversals of book-tax temporary differences. In coming to this conclusion, the Company considered its historical profitability until recent quarters, the non-recurring nature of some of its recent losses and the expected benefits of its consolidating, cost cutting, and new management information system. The Company will continue to assess the realization of the deferred tax assets on an ongoing basis.

7. CAPITAL STOCK

At the Company's annual meeting on November 4, 1997, the Company's shareholders voted to increase the number of authorized shares of capital stock from 22,000,000 shares to 42,000,000, comprised of an increase in the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares.

8. PENDING ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for years beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about products and services, geographic areas of operation, and major customers. The company has not completed its analysis of the effect of adoption on its financial statement disclosure; however, the adoption of FAS 131 will not affect results of operations or financial position.


9. SUBSEQUENT EVENTS

The Company currently has an agreement, originally entered into in November 1996, with a company to finance inventory purchases for selected suppliers. In January 1998, the Company and the finance company amended the inventory financing agreement such that the maximum credit limit is $1.5 million. The Company and the finance company had been operating under interim arrangements since November 1997 under which the facility was to expire in January 1998.

The Company's Board of Directors did not declare the preferred stock dividend payments which it has historically declared on or about January 31. Under the terms of the preferred stock agreements such dividends accrue and are payable only when and if declared by the Board of Directors.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


Net sales for the three months ended December 31, 1997 (the "Fiscal 1998 Quarter") were $95.8 million compared to $98.9 million for the three months ended December 31, 1996 (the "Fiscal 1997 Quarter"), a decrease of $3.1 million or 3.1%. The decrease in sales was primarily due to a major manufacturer's inability to produce and supply a sufficient quantity of selected products for which the Company had customer orders.

Gross profit decreased to $7.8 million in the Fiscal 1998 Quarter from $9.9 million in the Fiscal 1997 Quarter. The gross profit margin decreased to 8.1% of sales in the Fiscal 1998 Quarter compared to 10.0% in the Fiscal 1997 Quarter. The decrease in gross profit margin was primarily the result of increased competitive pressures in the marketplace resulting in reduced selling prices and increased inventory losses and obsolescence. The decline in gross profit was caused by the reduced gross profit margin and lower sales.

During the Fiscal 1998 Quarter, the Company recorded a charge of $392,000 ("1998 Quarter Restructuring Charge") associated with a planned consolidation of its headquarters and distribution facilities to two new facilities in Charlotte, NC, closing of certain branch offices and reductions in management and professional services personnel. This charge includes approximately $105,000 for severance benefits for approximately 32 affected employees, $154,000 for estimated future costs of satisfying lease liabilities on idle facilities, and $133,000 for the write-off of property and equipment which will no longer be required.

During the second quarter of fiscal 1997, the Company decided not to proceed with a planned consolidation of some of the Company's headquarters, sales and distribution facilities to Atlanta, Georgia. The relocation was originally announced in the fourth quarter of fiscal 1996. Accordingly, during the second quarter of fiscal 1997, the Company reversed $1.8 million of the original $2.3 million charge for restructuring costs.

Excluding the Fiscal 1998 Quarter Restructuring Charge and the Fiscal 1997 Quarter restructuring charge reversal, selling, general and administrative expenses ("SG&A") were $11.5 million in the Fiscal 1998 Quarter, compared to $10.5 million in the Fiscal 1997 Quarter, an increase of approximately $1.0 million or 9.4%. The Fiscal 1997 Quarter included a charge of $786,000 associated with the costs of terminating a lease agreement. Excluding this charge, SG&A increased $1.8 million or 18.2% from the Fiscal 1997 Quarter primarily due to non-recurring costs such as employee and facility overlap, recruiting, and relocation associated with the Company's consolidation into one distribution center and one headquarters; higher salary expense due to increased executive staff and system engineers; and increased travel, telephone and computer network expenses.

Interest expense decreased to $939,000 for the Fiscal 1998 Quarter from $1.4 million during the Fiscal 1997 Quarter due to lower borrowings under the Company's line of credit.

No income tax benefit is shown on the statement of income for the Fiscal 1998 Quarter because the Company recorded an income tax benefit of $2.1 million and a valuation allowance of the same amount. This compares to an income tax benefit of $44,000 reported in the Fiscal 1997 Quarter. At December 31, 1997 the Company had deferred tax assets of approximately $5.4 million and a valuation allowance of $2.1 million leaving net deferred tax assets of $3.3 million. Management believes that it is more likely than not that the realization of the deferred tax assets will occur in the future based on current earnings forecasts and reversals of book-tax temporary differences. In coming to this conclusion the Company considered its historical profitability until recent quarters, the non-recurring nature of some of its recent losses and the expected benefits of its consolidation, cost cutting, and new management information system. The Company will continue to assess the realization of the deferred tax assets on an ongoing basis.

As a result of the factors discussed above, the Company had a net loss of $5.0 million in the Fiscal 1998 Quarter compared to a net loss of $180,000 in the Fiscal 1997 Quarter.

SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net sales for the six months ended December 31, 1997 (the "Fiscal 1998 Period") were $208.6 million compared to $207.2 million for the six months ended December 31, 1996 (the "Fiscal 1997 Period"), an increase of $1.4 million or 0.7%. The increase in sales was primarily due to improved focus by the sales organization and its impact on expanding the Company's customer base and regaining business from previous customers offset by a major manufacturer's inablility to produce and supply a sufficient quantity of selected products for which the Company had customer orders.

Gross profit decreased to $17.5 million in the Fiscal 1998 Period from $21.6 million in the Fiscal 1997 Period. Gross profit margin decreased to 8.4% in the Fiscal 1998 Period compared to 10.4% in the Fiscal 1997 Period. The decrease in gross profit margin was primarily the result of increased competitive pressures in the marketplace resulting in reduced selling prices and increased inventory losses and obsolescence. The decline in gross profit was caused by the reduced gross profit margin.

During the Fiscal 1998 Period, the Company recorded a charge of $1.0 million ("1998 Period Restructuring Charge"), including the $392,000 recorded in the Fiscal 1998 Quarter, associated with a planned consolidation of its headquarters and distribution facilities to two new facilities in Charlotte, NC, closing of certain branch offices, and reductions in management and professional services personnel. This charge includes approximately $455,000 for severance benefits for approximately 90 affected employees, $394,000 for estimated future costs of terminating lease liabilities on idle facilities, and $173,000 for the write-off of property and equipment which will no longer be required.

The Fiscal 1997 Period included the impact of reversing $1.8 million of the previously recorded $2.3 million restructuring accrual as previously discussed.

Excluding the 1998 Period Restructuring Charge and the Fiscal 1997 Period restructuring charge reversal, SG&A expenses were $21.5 million in the Fiscal 1998 Period, compared to $20.0 million in the Fiscal 1997 Period, an increase of $1.5 million or 7.2%. The SG&A increase in the Fiscal 1998 Period compared to the Fiscal 1997 Period was caused by the same factors as discussed previously for the SG&A increase in the Fiscal 1998 Quarter compared to the Fiscal 1997 Quarter.

Interest expense decreased to approximately $1.8 million for the Fiscal 1998 Period from $2.6 million during the Fiscal 1997 Period as a result of lower borrowings under the Company's line of credit.

For the Fiscal 1998 Half the Company recorded an income tax benefit of $718,000 compared with an income tax expense of $396,000 for the Fiscal 1997 Period. As discussed above, this includes the impact of the Company recording a valuation allowance during the fiscal 1998 Quarter.

As a result of the factors discussed above, the Company had a net loss of $6.1 million in the Fiscal 1998 Period compared to net income of approximately $427,000 in the Fiscal 1997 Period.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its activities through the private sale of equity securities and borrowings under its revolving line of credit, and, during certain periods, through cash flow from operations. As of December 31, 1997, the Company had cash of $1.0 million, net accounts receivable of $62.4 million, working capital of $18.1 million and available funds under its credit facility of approximately $8.8 million.

Net cash used in operating activities during the six months ended December 31, 1997 was $3.9 million primarily as a result of a reduction in accounts payable of $10.3 million offset by reductions in inventory of $6.5 million and prepaid expenses of $1.8 million.

Net cash used in investing activities for the six months ended December 31, 1997 was $700,000, which was related to the acquisition of office and computer equipment and software. Financing activities for the six months ended December 31, 1997 provided cash of $4.2 million primarily as a result of $7.2 million net proceeds from the sale of common stock offset by a $2.5 million reduction in the outstanding balance on the Company's credit facility.

In November 1997, the Company amended its financing agreement ("Credit Facility") with its primary lender, Congress Financial Corporation ("Congress"), to extend the expiration date of the Credit Facility from July 1, 1998 to October 1, 1998 and to change the maximum credit amount from $77 million to $70 million. In February 1998, the Company amended its financing agreement with Congress to extend the expiration date of the Credit Facility from October 1, 1998 to July 1, 1999. The Credit Facility is collateralized by CIC's accounts receivable and inventory and consists of a $27.5 million term loan and a $42.5 million revolving line of credit. Interest on the Credit Facility accrues at 1.0% over the prime rate of CoreStates Bank, N.A. (effective rate of 9.5% at December 31, 1997). The Credit Facility is used for inventory financing and working capital, and is subject to a borrowing base formula using eligible inventory and accounts receivable balances. The Credit Facility requires that CIC maintain, at all times, certain net worth and working capital levels and restricts the payment of dividends by the Company.

The Company currently has an agreement, originally entered into in November 1996, with a company to finance inventory purchases for selected suppliers. In January 1998, the Company and the finance company amended the inventory financing agreement such that the maximum credit limit is $1.5 million. The Company and the finance company had been operating under interim arrangements since November 1997 under which the facility was to expire in January 1998. The finance company has a lien on the inventory financed under this facility, and a $1.5 million irrevocable letter of credit has been issued on behalf of the Company in favor of the finance company.

On July 23, 1997, the Company completed the sale of 6,950,000 shares of its common stock for an aggregate price of $7,436,500 to various unaffiliated third parties. As a result of the sale, the buyers held 49.86% of the shares of the outstanding common stock. The proceeds received by the Company, net of related expenses, of approximately $7.2 million were used to repay borrowings under the Company's revolving line of credit.

In September 1997, the Company announced a new logistics strategy and consolidation of headquarters and distribution functions into new facilities in Charlotte, NC. The consolidation was completed in January 1998. The non-recurring costs associated with the consolidation were approximately $2 million. These costs include employee severance benefits, reimbursed employee relocation expenses, recruiting, facility relocation expenses, and the write-off of certain property and equipment. This estimate also includes the costs associated with the duplication of certain employee positions and redundant facilities during the transition period. Additionally, expenditures for furniture, fixtures and equipment for the new Charlotte facilities and a new office facility in suburban Boston, Massachusetts were approximately $600,000 and have been capitalized.

The Company has allocated approximately $2.0 million to be expended in the fiscal year ended June 30, 1998 to significantly upgrade its management information system, including installation of a new integrated software system for order entry, purchasing, inventory, distribution and accounting, equipping virtually all sales executives and systems engineers with HP laptop computers, upgrading desktop personal computer hardware and software, and enhancing its company-wide electronic mail system. Management believes that these upgrades are necessary for the Company to take advantage of technological information system improvements, reduce ongoing operating costs, and enhance its competitive position. The Company has received reimbursement from a vendor for some of these capital expenditures and has financed a portion of these expenditures with an operating lease. The Company's capital requirements this year, net of lease financing and reimbursements, is expected to be approximately $500,000.

In connection with the acquisition of Cedar, the Company granted the seller a contractual right pursuant to which it can require the Company to pay, with respect to 515,000 shares of the Common Stock owned by the Seller, the difference between $10 per share and the closing market price for the Common Stock on July 2, 1998. The closing market price for the Common Stock on February 17, 1998 was $1.3125. The Company has received notice of the seller's intention to exercise that right on July 2, 1998. Should the satisfaction of that obligation require funds in excess of the Company's then existing liquid assets or cash flows, the Company will have to seek additional debt or equity financing. There can be no assurance that the Company could obtain such financing or that such financing would be available on terms acceptable to the Company.

The Company was recently informed by HP that the credit line previously extended to the Company for the purchases of products has been reduced. While this reduction has affected the Company's ability to purchase HP products, the Company believes that it has not had a significant impact on sales. The Company is actively exploring alternatives which would increase its ability to acquire HP products, including purchasing such products from authorized distributors and acquiring additional capital. HP has indicated that, should the Company negotiate an acceptable agreement with an authorized distributor, HP would consent to and support such a change.

Although the reduced credit from HP has not yet had a material adverse effect on the Company's performance, the Company believes that, unless it takes corrective action, such a material adverse effect may occur. The reduced credit from HP has also unfavorably affected the Company's ability to fund some of its operating cash flow requirements. The Company is actively seeking other sources for HP products, an increase in its credit line from HP and additional sources of working capital. However, there can be no assurance that the Company will be successful in implementing any such corrective strategies.

The Common Stock is listed on the Nasdaq SmallCap Market. Effective February 23, 1998, new quantitative maintenance requirements for continued listing on that market will become effective. Although the Company does not meet all of the quantitative maintenance requirements, the Company believes that it may be eligible for an exemption from those requirements and, in the event that it receives a delisting notice, intends to appeal such decision. No assurance can be given that the Company's appeal will be successful. In the event that the Common Stock is delisted from the SmallCap market, trading, if any, in the Common Stock may then continue to be conducted on the over-the-counter market in what are commonly referred to as the "pink sheets," or on the OTC Electronic Bulletin Board. As a result of trading in the over-the-counter market, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

In addition, delisting could result in the Common Stock being subject to additional rules adopted by the Commission governing "penny stock," which is generally defined by such rules as any equity security that has a market price of less than $5.00 per share. As a result of the additional customer disclosure requirements, the application of the penny stock rules to the Common Stock may have an adverse effect on the ability of broker-dealers to sell the Common Stock.

The Company is in the process of addressing the possible exposures related to the impact of the Year 2000 on its computer systems, as well as on the products and software it has purchased from third parties. Most of the Company's key financial, information and operational systems have been assessed, and plans have been developed to address systems modifications or replacements by December 31, 1999. The Company is also communicating with systems providers in an attempt to ensure that purchased systems will handle the Year 2000 processing implications. The Company expects to successfully implement the systems and programming changes necessary to address Year 2000 issues and believes that the future costs of such changes are not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 4, 1997, the Company held its annual meeting of stockholders. At that meeting the stockholders: elected seven directors; amended the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance from 1.8 million to 4.0 million; amended the Company's Certificate of Incorporation to increase its authorized shares of Common stock from 20 million shares to 40 million shares; and ratified the Company's selection of Ernst & Young LLP as the Company's independent certified public accountants.

The seven directors who were elected at the annual meeting are: Samuel C. McElhaney; John E. Paget; Araldo Cossutta; Donald Russell; Michael G. Santry:
Matthew S. Waller; and Frank J. Zappala, Jr. Each director received 10,219,371 votes and 1,021,585 votes were withheld with respect to each director.

The number of votes cast with respect to each other matter were:

                                       FOR         AGAINST  ABSTAIN  NOT VOTED
                                    ----------     -------  -------  ---------

Amendment to Stock Option Plan      10,626,453      7,570    35,174   571,759

Amendments to Certificate of
  Incorporation                     11,196,612      44,334       10         0

Ratify Selection of Accountants     11,203,772      37,174       10         0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 10(a) - Fourth Amendment to Financing Agreement between CIC
                         Systems, Inc./Computer Integration Corp. and
                         Congress Financial Corporation (New England), dated November 13, 1997

         Exhibit 10(b) - Fifth Amendment to Financing Agreement between CIC
                         Systems, Inc./Computer Integration Corp. and
                         Congress Financial Corporation (New England), dated February 9, 1998

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

    COMPUTER INTEGRATION CORP.

By: /s/ EDWARD A. MELTZER
    ---------------------
        Edward A. Meltzer
        Chief Financial Officer
        (Principal Financial and Principal Accounting Officer)

Dated: February 23, 1998

                                  EXHIBIT INDEX




Exhibit 10(a) --  Fourth Amendment to Financing Agreement between CIC
                  Systems, Inc./Computer Integration Corp.
                  and Congress Financial Corporation (New England), dated November 13, 1997

Exhibit 10(b) --  Fifth Amendment to Financing Agreement between CIC
                  Systems, Inc./Computer Integration Corp.
                  and Congress Financial Corporation (New England), dated February 9, 1998

Exhibit 27    --  Financial Data Schedule (for SEC use only)